Form 10-Q
period 2026-06-30
ITG, Inc./DE/
filed 2026-08-12
CIK 2110117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-43381
___________________________________
ITG, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	30-1479306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E Commercial Blvd Ste 1000 Fort Lauderdale, FL	33308
(Address of Principal Executive Offices)	(Zip Code)
(615) 447-5347
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	ITG	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding
Class A Common Stock, par value $0.001 per share	48,444,533 shares outstanding as of August 10, 2026
Class B Common Stock, par value $0.001 per share	75,712,686 shares outstanding as of August 10, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs, expectations and assumptions and currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and may be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and similar expressions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent risks, uncertainties and other changes in circumstances we cannot predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements and you should not place undue reliance on such statements.
Important risks and uncertainties that could cause actual results to differ materially from our expectations include risks related to:
•the highly competitive industry that we operate in, and competitive pressures that could materially and adversely affect our business;
•the fact that we derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers, or the impairment of the financial condition of one or more of our customers affecting their ability to pay us on a timely basis, could adversely affect our revenues, results of operations, and liquidity;
•the fact that we are a growing company with a relatively limited operating history at our current scale, we face various risks, uncertainties, expenses and difficulties and our business is dependent on our ability to effectively develop, maintain and scale our platform;
•our inability to generate internal growth, which may materially and adversely affect our ability to expand our operations or grow our business;
•acquisitions and strategic investments, including the diversion of financial and management resources and the integration of acquired businesses into our operations, which, if unsuccessful, could cause us to experience operational challenges and/or negatively affect our operating results, cash flows and liquidity and may not enhance stockholder value;
•our backlog, which is subject to cancellation and unexpected adjustments and may not result in actual revenue or profits;
•the significant portion of our revenues that are derived from multi-year master service agreements ("MSAs") and other contracts which our customers may cancel at any time or may reschedule or modify previously assigned work;
•our inability to accurately estimate the costs associated with services provided under our contracts, which could adversely affect our profitability, results of operations and cash flows;
•our failure to complete a project in a timely manner, the possibility that we may miss a required performance standard or otherwise fail to adequately perform on a project, which may cause us to incur a loss on that project, which may reduce or eliminate our overall profitability or subject us to liquidated or other damages;
•the labor-intensive nature of our business, as a result of which we may be unable to attract, retain and ensure the productivity of qualified members of our workforce or to pass increased labor and training costs to our customers;
•our failure to retain our key personnel or our failure to attract additional qualified personnel, as a result of which we may not be able to achieve our anticipated level of growth and our business could suffer;
•our failure to promote, maintain or enhance our brand in a cost-effective manner, which may cause loss of market share and a drop in our revenue;
•the fact that our operations involve activities that are inherently dangerous and may result in, damage or destruction to the property of others, or in injury or death to others, which could expose us to significant financial losses, reputational harm and civil and criminal liabilities;
•the fact that the industries we serve are subject to rapid technological changes, regulatory changes and requirements associated with government funding as well as customer consolidation, any of which could result in decreased demand for our services and adversely affect our business, financial condition, results of operations and cash flows;
•our significant outstanding debt, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future;
•our failure to adequately protect our intellectual property or technology (including any later developed or acquired intellectual property or technology), which could damage our competitive position and cause us to lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights;

•the fact that we are a holding company and our principal asset comprises direct and indirect ownership of common units of membership interest in ITG Parent ("LLC Interests") and, accordingly, we will be dependent upon ITG Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions;
•conflicts of interest that could arise between our stockholders and the Continuing Equity Owners, who are the direct holders of LLC Interests in ITG Parent and our Class B common stock, which may impede business decisions that could benefit our stockholders;
•the Tax Receivable Agreement, including the requirement for us to make cash payments to the TRA Participants in respect of certain tax benefits realized (or, in certain circumstances, deemed to be realized), which are expected to be substantial;
•the fact that the Continuing Equity Owners have significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders' ability to influence the outcome of matters submitted to stockholders for a vote;
•the fact that we are classified as a “controlled company,” and as a result, we qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements, but may do so in the future. In the event that we elect to rely on these exemptions in the future, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, the Continuing Equity Owners’ interests may conflict with our interests and the interests of other stockholders;
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers; and
•the risk factors described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements included in this Quarterly Report.
The forward-looking statements included in this Quarterly Report represent management's beliefs and assumptions only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This Quarterly Report presents (i) the balance sheets of ITG, Inc., the registrant, as of June 30, 2026 and January 15, 2026 and (ii) the historical condensed consolidated financial information and data as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 for ITG Parent, LLC ("ITG Parent"), which includes the financial information and data of ITG Communications LLC ("ITG Opco"). All of our business operations are currently, and have historically been, conducted through ITG Opco and its direct and indirect subsidiaries.
ITG, Inc. was incorporated in Delaware on January 15, 2026 to be the issuer for our initial public offering (“initial public offering” or “IPO”), which occurred on July 2, 2026. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented for ITG, Inc. for the period from January 15, 2026 to June 30, 2026, because during that period, ITG, Inc. did not engage in any material business or other activities except in connection with its formation.
As a result of the Organizational Transactions described in more detail herein, which occurred in connection with the IPO, ITG, Inc. consolidates ITG Parent (including ITG Opco). Accordingly, in future periodic reports, we will present the historical condensed consolidated financial information and data of ITG, Inc., which will include the financial information and data of ITG Parent and ITG Opco.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
ITG, Inc.
Balance Sheets (Unaudited)
(in thousands)

	June 30, 2026	January 15, 2026
Assets
Current Assets
Cash	$—	$—
Total Assets	$—	$—
Commitments and Contingencies
Stockholder’s Equity
Common stock, $0.001 par value, 100 shares authorized, issued and outstanding	$—	$—
Total Stockholder’s Equity	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG, Inc.
Notes to Balance Sheets
(unaudited)
NOTE 1 – Nature of Business
ITG, Inc. (the “Corporation”) was incorporated in Delaware on January 15, 2026. On July 2, 2026, in connection with an initial public offering ("IPO") and the Organizational Transactions described in Notes 2 and 4 below, the Corporation became a holding corporation and its principal asset is an indirect equity interest in ITG Parent, LLC ("ITG Parent"), through its wholly-owned subsidiary ITG Intermediate, LLC ("ITG Intermediate"). As an owner and sole managing member of ITG Parent, the Corporation operates and controls all of the business and affairs of ITG Parent through ITG Intermediate, and through ITG Parent and its subsidiaries, conducts its business.
NOTE 2 – Summary of Significant Accounting Policies
Basis of Presentation
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of income, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because the Corporation has not engaged in any activities except in connection with its formation.
On July 2, 2026, the Corporation closed an IPO of 22,439,025 shares of Class A common stock (including the exercise in full of the underwriters' overallotment) at a public offering price of $16.00 per share. From the IPO, the Corporation received $338.4 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 22,439,025 LLC Interests of ITG Parent, and ITG Parent primarily utilized the net proceeds it received from the sale of LLC Interests to the Corporation to repay borrowings under its revolving credit facility and term loan facility. The Corporation is the indirect sole managing member of ITG Parent and indirectly owns 39.02% of the economic interests of ITG Parent, through ITG Intermediate. Accordingly, the Corporation will consolidate the financial results of ITG Parent and report non-controlling interest in the Corporation's consolidated financial statements related to the LLC Interests held by the Class B common stockholders ("Continuing Equity Owners"). See Note 4, "Subsequent Events."
Cash
All cash, as of the balance sheet date, was cash on hand, and is carried at fair value, which approximates carrying value.
Income Taxes
The Corporation is treated as a subchapter C corporation, and therefore, is subject to both federal and state income taxes. ITG Parent continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.
NOTE 3 – Stockholder’s Equity
On January 15, 2026, the Corporation was authorized to issue 100 shares of common stock, $0.001 par value. On January 15, 2026, the Corporation issued 100 shares of common stock for $0.10, all of which were acquired by an affiliate.
NOTE 4 – Subsequent Events
Organizational Transactions
In connection with the IPO, the Corporation and ITG Parent completed a series of transactions (the "Organizational Transactions"), including the following:
•the limited liability company agreement of ITG Parent was amended and restated to, among other things, (i) provide for a new single class of common units of membership interests in ITG Parent (the "LLC Interests"), (ii) exchange all of the then existing membership interests of the equity holders of ITG Parent for LLC Interests and (iii) appoint ITG Intermediate as the sole managing member of ITG Parent;
•the Corporation's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 75,712,686 shares of Class B common stock to the Continuing Equity Owners;

•the acquisition, by merger, of Oaktree Blocked Fund for which the Corporation issued 26,005,508 shares of Class A Common Stock as merger consideration. Following the completion of the Organizational Transactions, the Corporation indirectly owned 25.57% of ITG Parent.
ITG Parent Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of ITG Parent was amended and restated to, among other things, (i) provide for a new single class of common units of membership interest in ITG Parent, the LLC Interests; (ii) exchange all of the then existing membership interests of the ITG Parent members for LLC Interests' and (iii) appoint ITG Intermediate as the sole managing member of ITG Parent. The Corporation has an indirect economic interest in ITG Parent, is the sole managing member, has the sole voting power in, and controls the management, through ITG Intermediate. As a result, the Corporation will consolidate the financial results of ITG Parent and report a non-controlling interest related to the LLC Interests owned by the Continuing Equity Owners in ITG Parent.
The amendment also requires that ITG Parent, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.
Amended and Restated Certificate of Incorporation
As noted above, on July 2, 2026, the Corporation's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 200,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 5,000,000 shares of preferred stock that may be issued from time to time by the Corporation's Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms. Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Corporation. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if the Corporation, at the election of a Continuing Equity Owner, redeems or exchanges LLC Interests.
The Corporation must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interests owned by the Corporation (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Tax Receivable Agreement
On July 2, 2026, the Corporation entered into a Tax Receivable Agreement (the "TRA") with the former owners of ITG Parent ("TRA Participants"). The TRA provides for the payment by the Corporation to the TRA Participants of 85% of the amount of tax savings, if any, in U.S. federal, state and local income tax that the Corporation actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the Corporation’s allocable share of tax basis attributable to its acquisition or ownership of LLC Interests, (ii) certain tax attributes the Corporation acquired from the Oaktree Blocked Fund (including net operating losses and allocable share of tax basis), (iii) increases in the Corporation’s allocable share of then existing tax basis, and certain adjustments to the tax basis of the assets of ITG Parent and its subsidiaries as a result of actual or deemed sales or exchanges of LLC Interests in connection with the IPO and future redemptions or exchanges of LLC Interests, (iv) imputed interest arising from any payments the Corporation makes under the TRA and (v) certain other tax benefits related to entering into the TRA, including certain payments made under the TRA.
2026 Incentive Award Plan
On July 2, 2026, the Corporation's stockholders approved the 2026 Incentive Award Plan (the "Incentive Plan"), which became effective in connection with the IPO. The Incentive Plan is administered by the Compensation Committee of the Corporation's Board of Directors. The Corporation's Board of Directors has the authority to amend and modify the Incentive Plan, subject to stockholder approval. The Corporation granted 97,500 restricted stock units ("RSUs") and 123,750 performance share units ("PSUs") to certain of its directors and officers at the IPO price of $16.00 per share, with 35,625 of the RSUs vesting immediately while the remaining units generally vest annually over one to three years.

Registration Rights Agreement
In connection with the IPO, on July 2, 2026, the Corporation entered into a Registration Rights Agreement (“RRA”) with the Continuing Equity Owners. The RRA provides that the Corporation agrees to use its reasonable best effort to file, at any time after 180 days following the IPO and the expiration of any related lock-up period, a registration statement registering the sale of its Class A common stock issuable to or held by Continuing Equity Owners and to use its reasonable best efforts to ensure the registration statement is approved in a timely manner. The RRA also requires the Corporation to maintain an effective registration statement or to ensure it takes the necessary procedures to reactivate the registration statement in the event of an expiration. Under the RRA, the Continuing Equity Owners are entitled to initiate underwritten offerings, subject to certain customary limitations, and the RRA also provides for customary “piggyback” registration rights.
Stockholders Agreement
In connection with the IPO, on July 2, 2026 the Corporation entered into a Stockholders Agreement with the Continuing Equity Owners. Pursuant to the Stockholders Agreement, the Continuing Equity Owners are entitled to nominate a specified number of up to six directors to the Corporation's Board of Directors so long as the Oaktree Group, as defined in the Stockholders Agreement beneficially own shares of voting stock representing, in the aggregate, at least 5% of our then outstanding voting stock. The Stockholders Agreement will also provide that, until the Oaktree Group no longer beneficially owns shares of voting stock representing, in the aggregate, at least 25% of the voting power of our then outstanding voting stock, certain significant corporate actions taken by the Corporation or its subsidiaries will require the prior written consent of the Oaktree Group.
Business Acquisition
On August 10, 2026, a subsidiary of the Corporation entered into an asset purchase agreement with a construction company headquartered in Tampa, Florida. On August 10, 2026, pursuant to the agreement, the Corporation acquired certain assets and assumed certain liabilities of this company. The purchase price of this acquisition was paid in cash and the total consideration for the acquisition is not material or significant to the Corporation's condensed consolidated financial statements. As of the date of this Quarterly Report, the Corporation has not completed its assessment and valuation of the assets acquired and liabilities assumed, and therefore expects to finalize the purchase price allocation upon completion of its valuation analyses and other procedures necessary to determine the relative fair values of the acquired assets and assumed liabilities.

ITG Parent, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,486	$3,719
Accounts receivable, net	148,855	141,314
Contract assets	309,825	222,094
Prepaid expenses and other current assets	23,855	17,310
Total current assets	485,021	384,437
Property and equipment, net	161,300	158,492
Operating lease right-of-use assets	28,107	27,926
Finance lease right-of-use assets	2,375	3,019
Goodwill	189,193	187,748
Intangible assets, net	194,888	211,383
Other long-term assets	4,894	—
Due from related party	2,832	2,832
Total assets	$1,068,610	$975,837
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$65,136	$41,221
Accrued expenses	57,456	57,245
Current portion of operating lease obligations	11,183	10,969
Current portion of finance lease obligations	1,264	1,221
Current portion of equipment loans	21,588	22,493
Current portion of term loans	16,500	16,500
Total current liabilities	173,127	149,649
Equipment loans, net	76,746	65,804
Revolving line of credit	112,000	30,000
Term loans, net	617,167	623,463
Operating lease obligations, net	17,581	17,608
Finance lease obligations, net	1,250	1,905
Other long-term liabilities	2,831	7,100
Contingent liabilities	17,836	20,088
Deferred tax liability	15,696	16,475
Total liabilities	1,034,234	932,092
Commitments and contingencies (Note 15)
Members’ equity	34,376	43,745
Total liabilities and members’ equity	$1,068,610	$975,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG Parent, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per unit amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$404,633	$292,405	$738,555	$517,792
Cost of revenue, excluding depreciation and amortization	332,581	237,091	613,647	423,696
Selling, general and administrative	28,141	15,765	53,713	30,546
Depreciation and amortization	21,014	13,988	41,439	27,245
Change in fair value of contingent liabilities	300	170	2,186	337
Total	382,036	267,014	710,985	481,824
Interest expense	(19,534)	(6,919)	(37,759)	(13,745)
Other expense, net	(1,008)	(1,042)	(1,927)	(2,030)
Income (loss) before provision for income taxes	2,055	17,430	(12,116)	20,193
Provision (benefit) for income taxes	267	5,829	(746)	7,013
Net income (loss)	$1,788	$11,601	$(11,370)	$13,180
Earnings (loss) per unit – Class A
Basic and diluted	$0.01	$0.07	$(0.07)	$0.08
Weighted average number of units – Class A
Basic and Diluted	160,000	160,000	160,000	160,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG Parent, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY (Unaudited)
(in thousands)

For the three and six months ended June 30, 2026	Total Members’ Equity
Balance at December 31, 2025	$43,745
Equity-based compensation	1,169
Distributions	(201)
Net loss	(13,158)
Balance at March 31, 2026	31,555
Equity-based compensation	1,170
Distributions	(137)
Net income	1,788
Balance at June 30, 2026	$34,376

For the three and six months ended June 30, 2025	Total Members’ Equity
Balance at December 31, 2024	$267,369
Equity-based compensation	645
Net income	1,578
Balance at March 31, 2025	269,592
Equity-based compensation	625
Net income	11,601
Balance at June 30, 2025	$281,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG Parent, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(11,370)	$13,180
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	24,944	12,942
Amortization of intangible assets	16,495	14,303
Amortization of debt issuance costs	2,429	605
Amortization of operating right of use assets	8,672	3,955
Deferred income taxes	(779)	(2,823)
Loss (gain) on sale of assets	85	(66)
Change in fair value of contingent liabilities	2,186	337
Equity-based compensation	2,339	1,270
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(6,228)	(12,940)
Contract assets	(87,731)	(7,297)
Prepaid expenses and other current assets	(7,019)	428
Accounts payable and accrued expenses	19,979	(8,293)
Operating lease liabilities	(8,022)	(3,856)
Payments of contingent liabilities	(3,022)	—
Net cash (used in) provided by operating activities	(47,042)	11,745
Cash flows from investing activities:
Purchase of property and equipment	(15,969)	(28,627)
Proceeds from sale of property and equipment	1,225	1,239
Acquisitions, net of cash acquired	(3,440)	(8,448)
Net cash used in investing activities	(18,184)	(35,836)
Cash flows from financing activities:
Payments of acquisition amounts due to sellers	(5,891)	—
Payments of contingent liabilities	(1,416)	—
Payments made on term loans	(8,251)	(11,812)
Proceeds from line of credit	373,000	67,000
Payments made on line of credit	(291,000)	(53,500)
Payments on finance leases	(612)	—
Distributions to members	(338)	—
Proceeds from equipment loans	11,332	22,279
Payments made on equipment loans	(12,831)	(6,135)
Payments of debt costs	—	(262)
Net cash provided by financing activities	63,993	17,570
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,233)	(6,521)
Cash and cash equivalents – beginning of period	3,719	7,367
Cash and cash equivalents – end of period	$2,486	$846

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,152	$13,039
Cash paid for taxes, net of refunds	$1,295	$4,454
Supplemental disclosures of noncash investing and financing activity:
Accrued capital expenditures	$575	$—
ROU liabilities from ROU asset acquisition	$8,209	$6,552
Property and equity acquired through equipment loans	$11,536	$—
Other long-term assets accrual	$4,894	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization – ITG Parent, LLC (“ITG Parent”) was formed on December 16, 2021, and had minimal activities until ITG Parent and ITG Purchaser, LLC acquired the outstanding membership units of ITG Communications, LLC (“ITG Opco”) and its wholly owned subsidiaries, Integrated Tech Group, LLC, TCB Telecom, LLC, Simplicity LLC (“Simplicity”), Broadband Technical Resources Incorporated (“BTR”), K&B Communications, LLC, and BTR Fiber, LLC on December 31, 2021. These entities perform critical services to the digital and other utility infrastructure industries throughout the United States and deliver technology-enabled, end-to-end services supporting the planning, design, construction, operation, maintenance and expansion of the broadband networks that have become critical infrastructure and essential to modern life and economic activity. We are the partner of choice for leading broadband service providers, fiber providers, wireless carriers, data center operators, and public and private utilities. Collectively, ITG Parent and its subsidiaries, headquartered in Fort Lauderdale, FL are referred to as the “Company” throughout this report.
Basis of Accounting and Presentation – The accompanying consolidated financial statements were prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of ITG Parent and all of its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information - The accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, the condensed consolidated statements of operations and members’ equity for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company's Final Prospectus dated June 30, 2026 and filed with the Securities and Exchange Commission (the "SEC") on July 2, 2026 (the "Prospectus").
Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates, but management believes that the estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Significant estimates include estimated profit on contracts recognized over time based upon the output method, any variable consideration on revenue, incremental borrowing rates on operating leases, income taxes, fair value of assets acquired and liabilities assumed, contingent consideration issued in a business combination and equity-based compensation.
Concentrations of Credit Risk – The Company maintains cash balances at its bank. Accounts for each entity are insured by FDIC subject to certain limitations. At various times during the fiscal year, the Company’s cash in bank balances may exceed the federally insured limits. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable.
Revenue Recognition – Revenue is recognized based on a five-step model of identifying the contract, identifying the performance obligation(s), determination of the transaction price, allocating the transaction price and recognizing revenue for performance completed to date. The Company’s primary revenue streams are 1) engineering and maintenance and 2) infrastructure deployment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company recognizes its engineering and maintenance services revenue at a point in time when the services are completed based on the agreement, as the work is generally performed in less than a day.
The Company recognizes revenue from infrastructure deployment contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Infrastructure deployment contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Revenues from infrastructure deployment contracts are recognized over time using an output method, measured on the basis of the amount of feet of cable/fiber that has been dropped as per the agreement. This method is used because management considers it to be the best available measure of progress on these contracts, since it directly measures the value of the services transferred to the customer.
For the three and six months ended June 30, 2026, revenue from contracts with customers recognized over time was approximately 39% and 37%, respectively, and revenue recognized at a point in time was approximately 61% and 63%, respectively. For the three and six months ended June 30, 2025, revenue from contracts with customers recognized over time was approximately 44% and 41%, respectively, and revenue recognized at a point in time was approximately 56% and 59%, respectively.
Fair Value – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value, as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.
The fair values of the Company’s cash and cash equivalents, accounts receivable, contract assets and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s equipment and term loans and line of credit, which are Level 2 in the fair value hierarchy, approximates their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms. The fair value of the original contingent liability is determined based upon a Monte Carlo simulation using various inputs and assumptions regarding the Company, including the distributions for each class of equity based upon hypothetical valuations of the Company, an anticipated exit date and a discount rate. The fair values for the consideration of the subsequent acquisitions is determined based upon a Monte Carlo simulation using assumptions of the various inputs of the potential earnout payments, as discussed in Note 2. Amounts are reclassified out of contingent consideration when the value becomes known and payable. These liabilities are considered Level 3 fair values with the tables below noting the information for the liability (in thousands):

	2026	2025
Balance at January 1,	$20,088	$8,354
Change in fair value	2,186	337
Payment of contingent liabilities	(4,438)	—
Balance at June 30,	$17,836	$8,691
The Company follows the provisions of ASC Topic 820-10, Fair Value Measurement, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company this applies to certain nonfinancial assets and liabilities acquired in business combinations, as well as contingent consideration amounts, and thereby measured at fair value. The Company has estimated such fair value primarily by third-party valuations and believes the long-term assets and liabilities recognized in accordance with those acquisitions would be considered Level 3 in the fair value hierarchy.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Earnings per Unit (“EPU”) – Earnings per LLC member unit is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per LLC member unit is calculated for each class of common LLC member units considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such earnings had been distributed during the period.
The Company calculates basic earnings per common LLC member unit by dividing net income by the average number of each class of common LLC member unit outstanding during the period. Diluted earnings per share is calculated in a similar manner after consideration of the potential dilutive effect of common LLC member unit equivalents on the average number of common LLC member units outstanding during the period. Dilution is not considered when a net loss is reported. Common LLC member unit equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per common LLC member unit. During the three and six months ended June 30, 2026 and 2025, the Company had no outstanding dilutive common LLC member units.
Recent Accounting Pronouncements
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, to address stakeholder concerns about unintended consequences in transactions involving variable interest entities. Prior to adoption, if the legal acquiree was a VIE, the primary beneficiary of the VIE was always the accounting acquirer resulting in the application of acquisition accounting. Upon adoption, in certain situations, the primary beneficiary may not be the accounting acquirer and acquisition accounting may not be required. The update will be effective for annual periods beginning after December 15, 2026, and interim periods within that year, but early adoption is permitted.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
NOTE 2 – BUSINESS COMBINATIONS
2026 Acquisition
In April 2026, we acquired certain assets and assumed certain liabilities of a locate services company. The purchase price of this acquisition was paid in cash, the total consideration for the acquisition is not material or significant to the Company's condensed consolidated financial statements. The acquired business provides locate services in various states and expands our geographic presence within our existing customer base.
The purchase price allocation of the acquisitions mentioned above and in Note 17 - Subsequent Events, are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the respective date of acquisition.
2025 Acquisitions
Tilson Technology Acquisition
On August 25, 2025, the Company entered into an agreement with Tilson Technology Management, Inc. and Tilson Middle Street Holding, LLC (collectively “Tilson”), headquartered in Maine. The Company acquired certain assets and assumed certain liabilities of Tilson for an initial purchase price of $22.1 million in cash subject to customary purchase price adjustments, less $5 million for assets of Tilson sold to an unrelated third party. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $10.4 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $8.9 million, property and equipment of $12.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
million and $7.6 million of intangible assets. In addition, the Company assumed accounts payable of $3.5 million and accrued liabilities of $18.3 million.
Vision Utility Acquisition
On August 30, 2025, the Company entered into an agreement with Vision Utility Services, Inc. (Vision), headquartered in Springdale, Arkansas. The Company acquired certain of the assets of Vision for an initial purchase price of $21.5 million in cash subject to customary purchase price adjustments plus the potential for additional earnout payment up to $5.0 million. The Company estimated the earnout payments had no fair value. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $1.6 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $6.5 million, property and equipment of $8.0 million and $5.4 million of intangible assets.
Quasar Acquisition
On October 8, 2025, the Company entered into an agreement with the stockholders of Quasar, Inc. (Quasar), headquartered in Woodstock, Georgia, with operations in the United States, Poland and the United Kingdom. The Company acquired certain of the assets of Quasar for a purchase price of $43.6 million in cash subject to customary purchase price adjustments. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $11.6 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $13.6 million, property and equipment of $0.2 million and $18.1 million of intangible assets.
Advantage Utilities
On November 2, 2025, the Company entered into an agreement with Advantage Utilities LLC (Advantage), headquartered in Newton, New Hampshire. The Company acquired certain of the assets of Advantage for a purchase price of $23.1 million in cash subject to customary purchase price adjustments plus the potential for additional earnout payments. The earnout payments will be calculated at 50% of the Adjusted EBITDA, as defined in the agreement, less depreciation expense for each of the three 12-month periods following the close of the acquisition. In order to be eligible for these payments, the target Adjusted EBITDA amount must be reached. The Company recorded the earnout payments at an estimated fair value of $5.4 million. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $5.6 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $6.3 million, property and equipment of $4.3 million and $12.3 million of intangible assets.
Additional Acquisitions
During the year ended December 31, 2025, the Company completed an additional three acquisitions in which the Company acquired certain assets of the entities. Each of the acquisitions is being accounted for as a business combination using the acquisition method of accounting. The total cash consideration for these acquisitions amounted to $14.3 million subject to customary purchase price adjustments. One of the acquisitions includes a potential earnout payment of $0.5 million if certain revenue and gross margin criteria are achieved in the succeeding 12-month period plus an additional 10% of any revenue increase year over year for each year of a three-year period. Another of the acquisitions includes up to $5 million in potential earnout payments, consisting of $2.5 million in each of the succeeding two years, if certain revenue and gross margin criteria are achieved during the two 12-month periods. The fair value assigned to the potential earnout payments was a total of $3.3 million resulting in total goodwill allocated to these acquisitions of $8.4 million.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma financial information for the six months ended June 30, 2025, below gives effect to the seven acquisitions as if they had been completed on January 1, 2025. The pro forma results of operations are presented for informational purposes only. As such, they are not necessarily indicative of the Company’s results had the acquisitions been completed on January 1, 2025, nor do they intend to represent the Company’s future results.
The unaudited pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the acquisitions. The supplemental pro forma disclosures in the table below include adjustments for (i) depreciation and amortization expense that would have been recognized related to the acquired property and equipment and intangibles, and (ii) incremental

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
interest expense associated with borrowings under our Credit Agreement for the any additional amounts borrowed for the acquisitions and the recapitalization on July 9, 2025, along with reduction of interest expense on historical borrowings of the acquisitions that were not assumed (in thousands):

Six Months Ended June 30, 2025
Revenue	$639,766
Net income	$8,154
NOTE 3 – CONTRACT ASSETS
The Company’s contracts with customers generate certain contract balances in the normal execution of providing services. Contract assets include revenues recognized from unbilled revenues, and retainage amounts receivable pursuant to provisions in the contracts and may not be paid until the completion of the specific project and, in some instances, for even longer periods. Contract assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Retainage receivables	$10,480	$10,042
Unbilled revenues	299,345	212,052
Total contract assets	$309,825	$222,094
NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$1,574	$1,325
Machinery and equipment	248,906	225,884
Furniture and fixtures	1,208	1,002
Computers	3,390	3,077
Total	255,078	231,288
Less accumulated depreciation	(93,778)	(72,796)
Property and equipment, net	$161,300	$158,492
Depreciation expense amounted to $24.9 million and $12.9 million for the six months ended June 30, 2026 and 2025, respectively.
Depreciation expense amounted to $12.8 million and $6.9 million for the three months ended June 30, 2026 and 2025, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 5 – INTANGIBLE ASSETS
The Company had the following amounts related to intangible assets, all of which are amortizable (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$279,830	$(102,338)	$177,492
Trade name/trademarks	25,000	(12,500)	12,500
Developed technology	4,000	(2,571)	1,429
Non-compete agreements	5,870	(2,403)	3,467
Intangible assets, net	$314,700	$(119,812)	$194,888

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$279,830	$(88,263)	$191,567
Trade name/trademarks	25,000	(11,111)	13,889
Developed technology	4,000	(2,286)	1,714
Non-compete agreements	5,870	(1,657)	4,213
Intangible assets, net	$314,700	$(103,317)	$211,383
Amortization expense related to these intangible assets was approximately $16.5 million and $14.3 million for the six months ended June 30, 2026 and 2025, respectively.
Amortization expense related to these intangible assets was approximately $8.2 million and $7.2 million for the three months ended June 30, 2026 and 2025, respectively.
NOTE 6 – ACCRUED EXPENSES
Accrued expenses consists of the following as of (in thousands):

	June 30, 2026	December 31, 2025
Payroll and other compensation costs	$14,056	$8,400
Insurance	7,008	3,810
Interest	842	9,775
Sales tax payable	1,806	1,468
Amounts due to sellers from acquisitions	6,378	12,269
Accrued liabilities assumed in acquisition	7,979	7,911
Offering costs	4,358	—
Other	15,029	13,612
Total	$57,456	$57,245

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 7 – DEBT
Long-term debt consists of the following as of (in thousands):

	June 30, 2026	December 31, 2025
Term loan	$651,750	$660,000
Revolving line of credit	112,000	30,000
Total principal amount	763,750	690,000
Less: current portion of long term debt	(16,500)	(16,500)
Less: debt issuance costs, net	(18,083)	(20,037)
Total long-term debt, net	$729,167	$653,463
Credit Agreement
On July 9, 2025, the Company entered into a $540.0 million senior secured credit agreement. The debt is collateralized by substantially all of the assets of the Company. The agreement provided a senior secured term loan of $540.0 million with a maturity date of July 9, 2031, and a senior secured revolving line of credit of $100.0 million with a maturity date of July 9, 2030.
The term loan agreement requires quarterly principal payments based on the aggregate principal balance of 0.625% or $4.1 million beginning on March 31, 2026, until December 31, 2027. Beginning on March 31, 2028, the quarterly principal payments increase to 1.25% of the aggregate principal balance or $8.2 million through the Maturity Date at which time any remaining balance is due in full.
The Credit Agreement includes a non-utilization fee which requires quarterly payments on any un-used portion of revolving loan initially equal to 0.375% subject to adjustment based upon the Company’s consolidated first lien secured leveraged ratio (as defined in the agreement), on a quarterly basis.
The Credit Agreement provides for an interest rate equal to either the Base Rate or the SOFR plus the applicable rate, as defined in the agreement. The Base Rate charged is initially the Prime Rate or the Federal Funds Rate plus 0.5% plus the applicable rate of 3.75% and the SOFR is at the one-month SOFR plus 1% plus the applicable rate of 4.75% for the term loans and for the revolving line of credit the applicable rate is initially 3.50% for the Base Rate loans and the applicable rate is 4.50% for the SOFR loans. As of June 30, 2026, the interest rate is 10.25%.
The Credit Agreement provides for a mandatory prepayment equal to fifty percent of excess cash flow (“ECF”) as defined within the agreement. This prepayment is due within 10 days of the date on which the annual audited financial statements are delivered until borrowings on the Credit Agreement are paid in full. The ECF begins with the year ending December 31, 2026. In addition, there are other events defined in the agreement, such as asset sales and casualty events, that would trigger mandatory prepayments. As of June 30, 2026, the Company is not subject to payments required under the ECF.
On August 29, 2025, the Company entered into an amendment to the Credit Agreement for an additional $75.0 million term loan with the same general payment terms, maturity date and interest rates. Furthermore, on December 30, 2025, there was an additional amendment for a $45.0 million term loan under the same Credit Agreement with no significant changes to any of the terms of the agreement. On the same date, the revolving line of credit was increased to $185.0 million.
The Credit Facility subjects the Company to a number of restrictive covenants, including financial covenants. These financial covenants include a consolidated first lien secured leverage ratio, as defined in the Credit Agreement. As of June 30, 2026, the Company was in compliance with all required covenants.
Previous Credit Agreement
On December 30, 2021, the Company entered into a $200.0 million Term Loan Credit and Guarantee Agreement. The Term Loan is secured by assets of the Company and is guaranteed by ITG Parent and subsidiaries. The loan was payable in quarterly installments of $2.5 million from June 30, 2024 through December 31, 2024 and $3.75 million from

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025 and each quarter thereafter until the loan was set to mature on December 31, 2026, at which time any remaining outstanding amount would be due. The Company also entered into a Revolving Loan, a Letter of Credit facility and a Swing Line facility as part of the agreement.
In 2022 and 2023, the Company entered amendments to the credit agreement which established a separate Term Loan A-1 and A-2 in which the Company borrowed $25.0 million and $20.0 million, respectively. These term loans had the same final maturity date as the original term loan and had total quarterly payments of $0.6 million each quarter in 2024 and a quarterly payment of $0.9 million beginning with the quarter ended June 30, 2025 through September 30, 2026 with the remainder due at the maturity date.
On February 3, 2024, the Company entered into the Third Amendment to the Credit Agreement and Incremental Facility Agreement that, among other things, establish a new Term Loan A-3 for an amount of $50.0 million to fund an acquisition. This term loan had the same final maturity date as the original term loan and had quarterly payments $0.6 million starting June 30, 2024 through December 31, 2024 and $0.9 million due starting June 30, 2025 through September 30, 2026 with the remainder due at the maturity date.
On March 30, 2024, the Company entered into the Fourth Amendment to the Credit Agreement and Incremental Facility Agreement that, among other things, establish a new Term Loan A-4 for an amount of $20.0 million to fund another acquisition. This term loan had the same final maturity date as the original term loan and has quarterly payments of $0.3 million due starting June 30, 2024 through December 31, 2024 and $0.4 million each quarter beginning with the quarter ended June 30, 2025 through September 30, 2026 with the remainder due at the maturity date. In addition, the Fourth Amendment increased the Revolving Credit Facility to a total commitment of $70.0 million.
The Term Loan, Term Loan A-1 and Term Loan A-3 accrue interest equal to the base rate, as defined in the Credit Agreement, (Base Rate Loan) plus an applicable margin. The Term Loan A-2 and Term Loan A-4 accrue interest equal to the SOFR, as defined in the Credit Agreement, (SOFR Loan) plus an applicable margin, and the Revolving Loan and Swing Line facility accrue interest at either the base rate or SOFR plus applicable margin.
The outstanding amount on these term loans and revolving credit facility was paid on July 9, 2025, in connection with the Company entering into a new senior secured credit agreement.
Equipment Loans
The Company has also executed a number of equipment loan agreements. The equipment loan agreements are based upon the type of equipment and are financed at stated rates per contract over various periods and with varying monthly payments. The interest rates are at various fixed market values ranging from 5.49% to 8.79%. The balance of these loans as of June 30, 2026 and December 31, 2025 was $98.3 million and $88.3 million, respectively.
NOTE 8 – LEASES
The details of the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$3,748	$2,833	$7,483	$5,569
Variable lease expense	2,292	1,084	4,232	2,026
Short-term lease expense	509	180	797	209
Total lease expense	$6,549	$4,097	$12,512	$7,804

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow and other information related to operating leases for the six months ended June 30, are as follows (in thousands):

	2026	2025
Operating cash flows from operating leases	$7,581	$5,526
Noncash investing activities:
Lease liabilities arising from obtaining right-of-use assets during the period	$8,209	$6,552
NOTE 9 – EARNINGS PER UNIT
The Amended LLC Agreement prescribes the amount and priority of cash distributions that various classes of common LLC member units will receive. Distributions are declared periodically at the determination of the board of directors, which determination may include the imposition on all holders of common LLC member unit of certain terms and conditions on the receipt of any distributions (including, but not limited to, the repayment or return of all or any portion of such distributions to the Company in order to satisfy the Company’s indemnification and other obligations in connection with the divestiture of any assets of the Company or its subsidiaries). All distributions are further subject to the retention and establishment of reserves, or payment to third parties, of such funds as the Board deems necessary with respect to the reasonable business needs and obligations of the Company. During the three and six months ended June 30, 2026 and 2025, the Company allocated 100% of the income (loss) to Class A Unit holders based on the provisions of the Amended LLC Agreement.
Net income (loss) per common unit was computed as follows (in thousands, except per unit amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allocation of net income (loss):
Undistributed income (losses)	$1,788	$11,601	$(11,370)	$13,180
Net income (loss) per common unit - basic and diluted:
Weighted average units outstanding	160,000	160,000	160,000	160,000
Net income (loss) per common unit - basic and diluted	$0.01	$0.07	$(0.07)	$0.08
NOTE 10 – MEMBERS’ EQUITY
Members’ equity is comprised of several classes of units. Class A units are voting units and have first priority upon distribution with a return of capital plus an unpaid yield in accordance with the Amended and Restated Limited Liability Agreement (“Parent LLC Agreement”). As of June 30, 2026 and December 31, 2025, there are 160 million Class A units outstanding. Class B units are also voting units and have second priority distribution with a return of capital and an unpaid yield in accordance with the Parent LLC Agreement.
As of June 30, 2026 and December 31, 2025, there are 77.5 million vested Class B units and 10 million unvested Class B units that will vest after the owners of Class A units have received distributions that equal a certain multiple as defined in the Parent LLC Agreement. Class C, D and X units are all non-voting units. There were 10 million Class C units issued in conjunction with the acquisition of ITG Opco to certain members of management. These units would receive distributions of up to $45 million in a waterfall calculation in accordance with the Parent LLC Agreement but are lower in priority than the Class A, B, D and X units. Class D units are management incentive units as discussed in Note 11. As of June 30, 2026 and December 31, 2025, there were a total of 20.7 million Class D units allocated to be issued. In conjunction with the acquisition of ITG Opco, there were a total of 4 million Class X units issued to the former owners of ITG Opco. These units would receive distributions of up to $4 million and an unpaid yield amount after Classes A and B receive a certain amount of distributions in accordance with the Parent LLC Agreement.
The profits and losses of the Company in any year are allocated among each class of units based upon the net amount that the holders of those units would receive upon a hypothetical liquidation and distribution as defined in the Parent LLC Agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 11 – EQUITY-BASED COMPENSATION
The Company accounts for equity grants to employees (Class D units) as equity-based compensation under ASC 718, Compensation—Stock Compensation. The Class D units of ITG Parent contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest. Equity-based compensation cost is measured at the estimated grant date fair value.
The Class D units issued to employees are measured at estimated fair value on the grant date based on a valuation using a Monte Carlo simulation based upon various inputs and assumptions. The Company utilizes the estimated weighted average of the expected fund life dependent on various exit scenarios to estimate the expected term of the awards. Expected volatility is based on the average of historical and implied volatility of a set of comparable companies, adjusted for size and leverage. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. Actual results may vary depending on the assumptions applied within the model.
During the six months ended June 30, 2026, the Company issued a total of 2,850,000 Class D units to certain employees and 2,350,483 Class D units were forfeited. The grant date fair value of these units issued was determined to be approximately $6.0 million. Compensation expense of approximately $1.1 million and $0.7 million was recorded during the three months ended June 30, 2026 and 2025, respectively. Compensation expense of approximately $2.3 million and $1.3 million was recorded during the six months ended June 30, 2026 and 2025, respectively, and there is unrecognized compensation expense at June 30, 2026, of $17.3 million, which is expected to be recognized over a weighted-average period of 4.0 years.
During the six months ended June 30, 2025, the Company issued no Class D units and 114,434 Class D units were forfeited.
NOTE 12 – SEGMENT REPORTING
Management has determined that the Company functions as a single operating segment and thus reports as a single reportable segment which derives revenues by providing specialty contracting services throughout the United States. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. The CODM assesses segment performance and determines annual budgeting and forecasting using net income, which is reported in the Company’s consolidated statements of operations.
Specifically, performance is continuously monitored at the consolidated and, as necessary, the individual contract level to timely identify deviations from expected results.
Resource allocations are based on the needs of the customers and the capacity of the Company’s service personnel to pursue new project opportunities, including reallocation of underutilized personnel where additional resources might be required to fully meet demand. Other factors further supporting this conclusion include substantial similarities throughout all of the Company’s operations with respect to services provided, type of customers, and service delivery methodologies.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents selected financial information with respect to the Company’s single operating segment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$404,633	$292,405	$738,555	$517,792
Cost of revenue, excluding depreciation and amortization	332,581	237,091	613,647	423,696
Selling, general and administrative	28,141	15,765	53,713	30,546
Depreciation and amortization	21,014	13,988	41,439	27,245
Change in fair value of contingent liabilities	300	170	2,186	337
Total	382,036	267,014	710,985	481,824
Interest expense	(19,534)	(6,919)	(37,759)	(13,745)
Other expense, net	(1,008)	(1,042)	(1,927)	(2,030)
Income (loss) before provision for income taxes	$2,055	$17,430	$(12,116)	$20,193
The measure of segment assets is reported in the Company’s condensed consolidated balance sheets.
NOTE 13 – MAJOR CUSTOMERS
For the three and six months ended June 30, 2026, one customer accounted for 33% and 35% of the Company’s revenues, respectively. Accounts receivable from that customer is 39% of total accounts receivable as of June 30, 2026. In addition, there was a second customer that accounted for 20% and 22% of the Company’s revenue for the three and six months ended June 30, 2026, respectively, and 4% of the Company’s accounts receivable as of June 30, 2026.
For the three and six months ended June 30, 2025, one customer accounted for 33% and 35% of the Company’s revenues, respectively. Accounts receivable from that customer is 48% of total accounts receivable as of June 30, 2025. In addition, there was a second customer that accounted for 28% and 26% of the Company’s revenue for the three and six months ended June 30, 2025, respectively, and 4% of the Company’s accounts receivable as of June 30, 2025.
NOTE 14 – RELATED PARTY TRANSACTIONS
The Company subcontracts certain services with an entity owned by a family member of one of the minority members. For the three and six months ended June 30, 2026, we paid approximately $0.5 million and $0.9 million, respectively, to this entity. For the three and six months ended June 30, 2025, we paid approximately $0.2 million and $0.4 million, respectively, to this entity.
In addition, we engaged an entity owned by family of another minority member for subcontractor services and paid approximately $0.0 million and $0.3 million to this entity for the three and six months ended June 30, 2026, respectively and paid approximately $0.2 million and $0.5 million to this entity for the three and six months ended June 30, 2025, respectively. These expenses are reflected in cost of revenue, excluding depreciation and amortization on the consolidated statements of operations.
In addition, the Company purchased uniform and apparel products from an entity owned by a family member of one of our management team. We paid $0.1 million and $0.2 million to this entity during the three and six months ended June 30, 2026, respectively, and we paid $0.1 million and $0.2 million to this entity during the three and six months ended June 30, 2025, respectively, and the expenses are included in cost of revenue, excluding depreciation and amortization on the consolidated statements of operations.
The Company has a property lease with an entity that is owned by certain of the minority members of ITG Parent. The Company paid a total of $0.2 million to the related entity for this lease during the six months ended June 30, 2025. During the first quarter of 2026, this property was sold by the minority members to an unrelated third party.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In conjunction with the initial acquisition, the Company is due approximately $2.4 million from certain members of the ITG Parent through a note receivable. The note receivable bears interest at the rate of 5.5% and does not have a specified maturity date. As of June 30, 2026 and December 31, 2025, approximately $0.4 million has been recorded for interest income due on the note.
In conjunction with the initial acquisition, the Company entered into an agreement with certain members in which it could owe $10.0 million upon a Trigger Event, as defined in the agreement, and would incur interest at a rate of 8% per annum. The Company paid $2.9 million to certain of the holders during June 2026 to satisfy a portion of the liability. The fair value of this contingent liability is $9.0 million and $11.4 million as of June 30, 2026 and December 31, 2025, respectively.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
NOTE 16 – INCOME TAXES
On July 4, 2025, the “One Big Beautiful Bill Act” (“Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, accelerated bonus depreciation for property and equipment, changes in calculating interest expense limitations, and other provisions.
The Company provides for income taxes for the corporate tax return filed by Broadband Technical Resources Inc. based on the provisions of ASC 740, Income Taxes. ITG Parent, LLC; ITG Communications, LLC; Integrated Tech Group, LLC; TCB Telecom, LLC; Simplicity LLC; K&B Communications, LLC; and BTR Fiber, LLC are pass-through entities for tax paying purposes at both the federal and state level, except for certain states that have margin or franchise taxes that are considered income taxes for financial statement reporting purposes. Accordingly, no provisions are made for income tax liability for those entities on a federal level and also at the state level for those that recognize the pass-through status. Broadband Technical Resources, Inc. is a C-Corp and files federal and state income tax returns.
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income, adjusted for any discrete events during the period. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three and six months ended June 30, 2026, was 13.0% and 6.2%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2025, was 33.4% and 34.7%, respectively.
For annual periods, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying condensed consolidated statements of operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.
NOTE 17 – SUBSEQUENT EVENTS
The date through which subsequent events have been evaluated is August 12, 2026. The financial statements were available to be issued at that time. Except as discussed below, the Company has identified no subsequent events that require adjustment to or disclosure in the consolidated financial statements.
Initial Public Offering of ITG, Inc.
On July 2, 2026, ITG, Inc. (the "Corporation") closed an initial public offering (“IPO”) of 22,439,025 shares of Class A common stock (including the exercise in full of the underwriters' overallotment) at a public offering price of $16.00 per share. From the IPO, the Corporation received $338.4 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 22,439,025 common units of membership interest in ITG Parent ("LLC Interests"), and ITG Parent primarily utilized the net proceeds it received from the sale of LLC Interests to the Corporation to repay borrowings under its revolving credit facility and term loan facility. The Corporation is the indirect sole managing member of ITG Parent, through ITG Intermediate, LLC ("ITG Intermediate"), and indirectly owns 39.02% of the economic interests of ITG Parent. Accordingly, the Corporation will consolidate the financial results of ITG Parent and report non-controlling interest in the Corporation's consolidated financial statements related to the LLC Interests held by the Class B common stockholders ("Continuing Equity Owners").
Accelerated vesting of Class D Units
On July 2, 2026, in connection with the IPO, the Company accelerated vesting on the Class D Units issued prior to December 31, 2025 resulting in approximately $10.6 million of equity based compensation expense.
Organizational Transactions
In connection with the IPO, the Corporation and ITG Parent completed a series of transactions (the "Organizational Transactions"), including the following:
•the limited liability company agreement of ITG Parent was amended and restated to, among other things, (i) provide for a new single class of common units of membership interest in ITG Parent (the "LLC Interests"), (ii) exchange all of the then existing membership interests of the equity holders of ITG Parent for LLC Interests and (iii) appoint the ITG Intermediate as the sole managing member of ITG Parent;
•the Corporation's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 75,712,686 shares of Class B common stock to the Continuing Equity Owners;
•the acquisition, by merger, of Oaktree Blocked Fund for which the Company issued 26,005,508 shares of Class A Common Stock as merger consideration. Following the completion of the Organizational Transactions, the Company indirectly owned 25.57% of ITG Parent.
ITG Parent Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of ITG Parent was amended and restated to, among other things, (i) provide for a new single class of common units of membership interest in ITG Parent, the LLC Interests; (ii) exchange all of the then existing membership interests for LLC Interests; and (iii) appoint the ITG Intermediate as the sole managing member of ITG Parent. The Corporation has an indirect economic interest in ITG Parent, is the sole managing member, has the sole voting power in, and controls the management, through ITG Intermediate. As a result, the Corporation will consolidate the financial results of ITG Parent and report a non-controlling interest related to the LLC interests owned by the Continuing Equity Owners.
The amendment also requires that ITG Parent, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.
Business Acquisition

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On August 10, 2026, the Company entered into an asset purchase agreement with a construction company headquartered in Tampa, Florida. On August 10, 2026, pursuant to the agreement, the Company acquired certain assets and assumed certain liabilities of this organization. The purchase price of this acquisition was paid in cash and the total consideration for the acquisition is not material or significant to the Company's condensed consolidated financial statements. As of the date of this Quarterly Report, the Company has not completed its assessment and valuation of the assets acquired and liabilities assumed, and therefore expects to finalize the purchase price allocation upon completion of its valuation analyses and other procedures necessary to determine the relative fair values of the acquired assets and assumed liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our final prospectus dated June 30, 2026 and filed with the Securities and Exchange Commission (the "SEC") on July 2, 2026 relating to our Registration Statement on Form S-1 (File No. 333-296557) (the "Prospectus"). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions about our business and operations. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Quarterly Report on Form 10-Q captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
This section contains the presentation of Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion, which are not presented in accordance with GAAP. Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion are being presented because they provide the Company and investors with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion to be substitutes for any GAAP financial information. Investors should use Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion in conjunction with net income (loss). Reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion to net income (loss) the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measures.”
Overview
We are a preferred provider of mission critical services to the digital and other utility infrastructure industries throughout the United States. We deliver technology-enabled, end-to-end services supporting the planning, design, construction, operation, maintenance and expansion of the broadband networks that have become critical infrastructure and essential to modern life and economic activity.
Demand for our services is growing rapidly. Our customers are: (i) accelerating the deployment of broadband networks to homes and businesses, (ii) building and upgrading connectivity and infrastructure to support the proliferation of data created by data centers, cloud computing and AI, (iii) upgrading and maintaining existing infrastructure to improve low latency performance and minimize downtime, (iv) outsourcing a growing share of network and utility services to a small number of larger providers for cost and efficiency and (v) accelerating public and private investment to modernize and expand existing networks and other utility infrastructure.
We were founded and are led by seasoned industry veterans with backgrounds beginning as field technicians and extending to successful entrepreneurial and corporate leadership, committed to delivering the highest quality services to our customers. We believe that our national footprint, comprehensive end-to-end service offerings, and proprietary FUSE360 technology platform position us as a partner of choice for leading broadband service providers, fiber providers, wireless carriers, data center operators, and public and private utilities. We also believe that our business operations and intelligence technology platform, FUSE360, delivers real-time visibility into operational and performance metrics and provides our skilled workforce with a comprehensive digital training, safety and operational platform.
We operate through two complementary service lines: Engineering & Maintenance ("E&M") and Infrastructure Deployment. Together, these service lines enable us to support customers through the full digital and other utility infrastructure lifecycle. Our E&M service line provides re-occurring, mission-critical services required by network owners to operate, maintain, optimize and expand their infrastructure. Select services include, but are not limited to: (i) planning, design, engineering, site acquisition and permitting to optimize and upgrade existing broadband networks and to develop new routes, (ii) drop-and-bury placement and installation of fiber / coaxial cables and supporting infrastructure from main distribution lines to the end-user’s home or business, (iii) installation, upgrades and troubleshooting service calls at residential and commercial locations, and (iv) normal-course coaxial and fiber replacements, pole moves and upgrades, line extensions, utility asset locating services, and planned and emergency repair work. Our Infrastructure Deployment service line provides large-scale network and fiber construction services for incumbent carriers, overbuilders, and data center operators and underground civil construction services for public and private utilities. Select services include, but are not limited to, aerial and underground builds, directional boring and trenching, conduit installation and wiring services, and fiber backhaul. Infrastructure Deployment expands the installed base of network infrastructure and typically leads to long-duration E&M-related services, creating a complementary lifecycle revenue flywheel.
Factors Affecting Results of Operations and Comparability
Acquisition-related Activities
2026 Acquisition
In April 2026, we acquired certain operations and assets from a locate services company. After being acquired by us, these operations generated immaterial incremental revenue, during the three and six months ended June 30, 2026.
2025 Acquisitions
During 2025, we acquired certain operations and assets from the following businesses: (i) three immaterial acquisitions from March through July; (ii) in August from Vision Utility Services, Inc. (“Vision”); (iii) in September from Tilson Technology Management, Inc. and Tilson Middle Street Holding, LLC (together, “Tilson”); (iv) in October from Quasar, Inc. (“Quasar”); and (v) in November from Advantage Utilities LLC (“Advantage”).
After being acquired by us, these operations generated incremental revenues of approximately $101.3 million and $171.8 million, during the three and six months ended June 30, 2026, respectively.
For more information regarding these acquisitions, see Note 2 — Business Combinations in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Developments
On July 2, 2026, ITG, Inc. (the "Corporation") closed an initial public offering (“IPO”) of 22,439,025 shares of Class A common stock at a public offering price of $16.00 per share. From the IPO, the Corporation received $338.4 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 22,439,025 common units of membership interest of ITG Parent ("LLC Interests"), and ITG Parent primarily utilized the net proceeds it received from the sale of LLC Interests to the Corporation to repay borrowings under its revolving credit facility and term loan facility. The Corporation is the indirect sole managing member of ITG Parent and indirectly owns 39.02% of the economic interests of ITG Parent. Accordingly, the Corporation will consolidate the financial results of ITG Parent (including ITG Opco) and report non-controlling interest in the Corporation's consolidated financial statements related to the LLC Interests held by the Corporation's Class B common stockholders ("Continuing Equity Owners").
Customer Relationships and Contractual Arrangements
We have established relationships with many of the largest national digital infrastructure and other utility providers, including local and regional operators, hyperscalers, and other private and public utilities. Our customer base is highly concentrated, with our top two customers accounting for approximately 57% and 61% of our total revenues during the six months ended June 30, 2026 and 2025, respectively and 53% and 61% for the three months ended June 30, 2026 and 2025, respectively.
The following reflects the percentage of total revenues from customers who contributed at least 10% to our total revenues during the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Comcast Corporation	33%	33%	35%	35%
Charter Communications, Inc.	20%	28%	22%	26%
We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. Most of these agreements automatically renew each year, however in many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded through a mix of competitive bidding processes and bilateral, negotiated arrangements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and at times include retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.
Seasonality and Fluctuations in Operating Results
Our revenues and results of operations exhibit seasonality and are impacted by weather conditions as we perform a significant portion of our work outdoors. Consequently, seasonal winter conditions, including weather patterns and reduced daylight hours, may have an impact on operations primarily in the first quarter and, to a lesser extent, the fourth quarter. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes and tropical storms could also increase or decrease the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fourth quarter, which decreases the number of available workdays in this quarter. Because of these factors, we are most likely to experience reduced revenue and profitability during the first and fourth quarters compared to the second and third quarters.
We may also experience variations in our profitability driven by a number of factors. These factors include variations and fluctuations in revenues, job specific costs, accruals for contingencies, equity-based compensation expense, the change in fair value of contingent liabilities, the valuation of intangibles and other long-lived assets, the employer portion of payroll taxes as a result of reaching statutory limits, and our effective tax rate.
Accordingly, operating results for any fiscal period are not necessarily indicative of results we may achieve for any subsequent fiscal period.
Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures, such as units delivered or milestones completed, are utilized to assess progress against specific contractual performance obligations for a portion of our services. For a majority of our services, revenue is recognized at a point in time as it is dependent upon successful completion of the performance obligations in the contract.
Costs of Revenue
Costs of earned revenues include all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation), fuel, direct materials, costs of insuring our risks, and other direct costs.
Selling, General and Administrative
Selling, general and administrative expenses primarily consist of employee compensation and related expenses, including performance-based compensation and equity-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management perform substantially all of our sales and marketing functions as part of their management responsibilities.

Depreciation and Amortization
Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which we amortize on a straight-line basis over their estimated useful lives.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities consists of changes in the estimated amounts recorded for future payments for certain acquisitions.
Interest Expense
Interest expense consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations and the amortization of debt issuance costs.
Non-GAAP Financial Measures
We present non-GAAP performance measures as we believe it is appropriate for investors to consider adjusted financial measures in addition to results in accordance with GAAP. Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use: (i) Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion as factors in evaluating management’s performance when determining incentive compensation; (ii) to evaluate the effectiveness of our business strategies; and (iii) because our Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.
Among other limitations, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion differently than we do, which limits their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion on a supplemental basis. You should review the reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion below and not rely on any single financial measure to evaluate our business.
Our non-GAAP financial measures include:
•Adjusted EBITDA – We define Adjusted EBITDA as net income plus or minus (i) interest expense, (ii) interest income, (iii) income tax (benefit) expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) other expense, net, (vii) equity-based compensation, (viii) transaction costs, (ix) restructuring, integration and business optimization costs, and (x) change in fair value of contingent liabilities.
•Adjusted EBITDA Margin – We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
•Free Cash Flow – We define Free Cash Flow as Adjusted EBITDA minus capital expenditures.
•Free Cash Flow Conversion – We define Free Cash Flow Conversion as Free Cash Flow divided by Adjusted EBITDA.

The following table reconciles net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA and Free Cash Flow, and calculations of Adjusted EBITDA Margin and Free Cash Flow Conversion for the three and six months ended June 30, 2026 and 2025:

	ITG Parent, LLC
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except for percentages)
Net income (loss)	$1,788	$11,601	$(11,370)	$13,180
Interest expense	19,534	6,919	37,759	13,745
Income tax expense (benefit)	267	5,829	(746)	7,013
Depreciation expense	12,766	6,787	24,944	12,942
Amortization of intangibles	8,248	7,201	16,495	14,303
Other expense, net	1,008	1,042	1,927	2,030
Equity-based compensation	1,170	625	2,339	1,270
Transaction costs(1)	1,907	714	3,365	1,620
Restructuring, integration, and business optimization costs(2)	5,206	2,460	11,516	4,317
Change in fair value of contingent liabilities(3)	300	170	2,186	337
Adjusted EBITDA	$52,194	$43,348	$88,415	$70,757
Adjusted EBITDA Margin	12.9%	14.8%	12.0%	13.7%
Purchase of property and equipment	$7,440	$16,163	$15,969	$28,627
Free Cash Flow	$44,754	$27,185	$72,446	$42,130
Free Cash Flow Conversion	85.7%	62.7%	81.9%	59.5%
_______________
(1)Represents professional, legal and advisory fees incurred in connection with acquisitions completed during the presented period.
(2)Represents non-recurring expenses associated with the restructuring of management positions, start-up costs for new markets and service offerings and exiting locations that we do not expect will impact the go forward operations of the business.
(3)Represents non-recurring earnout amounts accrued to certain sellers in connection with the acquisitions completed during the presented period.
Results of Operations
The following tables set forth our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. We have derived this data from our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	ITG Parent, LLC
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2026	2025	Increase / Decrease	% Change	2026	2025	Increase / Decrease	% Change
Revenue	$404,633	$292,405	$112,228	38.4%	$738,555	$517,792	$220,763	42.6%
Cost of revenue, excluding depreciation and amortization	332,581	237,091	95,490	40.3%	613,647	423,696	189,951	44.8%
Selling, general and administrative	28,141	15,765	12,376	78.5%	53,713	30,546	23,167	75.8%
Depreciation and amortization	21,014	13,988	7,026	50.2%	41,439	27,245	14,194	52.1%
Change in fair value of contingent liabilities	300	170	130	76.5%	2,186	337	1,849	548.7%
Total	382,036	267,014	115,022	43.1%	710,985	481,824	229,161	47.6%
Interest expense	(19,534)	(6,919)	(12,615)	182.3%	(37,759)	(13,745)	(24,014)	174.7%
Other expense, net	(1,008)	(1,042)	34	(3.3)%	(1,927)	(2,030)	103	(5.1)%
Income (loss) before provision for income taxes	2,055	17,430	(15,375)	(88.2)%	(12,116)	20,193	(32,309)	(160.0)%
Provision for income taxes	267	5,829	(5,562)	(95.4)%	(746)	7,013	(7,759)	(110.6)%
Net income (loss)	$1,788	$11,601	$(9,813)	(84.6)%	$(11,370)	$13,180	$(24,550)	(186.3)%
Comparison for Three Months ended June 30, 2026 and 2025
Revenue
Revenue was $404.6 million during the three months ended June 30, 2026 compared to $292.4 million during the three months ended June 30, 2025. Revenue from businesses acquired in 2026 and 2025 were $101.3 million during the three months ended June 30, 2026. Acquired revenue represents revenue from acquired businesses that were not owned for the entire three months ended June 30, 2025.
Excluding amounts generated by the acquired businesses, revenue increased by $14.5 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as a result of the expansion of organic volume growth and geographic expansion across our E&M and Infrastructure Deployment service lines.
Costs of Revenue
Costs of revenue increased to $332.6 million, or 82.2% of revenue, during the three months ended June 30, 2026 compared to $237.1 million, or 81.1% of revenue, during the three months ended June 30, 2025. The primary components of the increase were a $67.1 million aggregate increase in direct labor and subcontractor expense to support the revenue growth, a $3.5 million increase in supplies and materials, a $4.2 million increase in fuel and vehicle maintenance costs and a $14.5 million increase in other direct costs that are generally passed through to the customer.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $28.1 million, or 7.0% of revenue, during the three months ended June 30, 2026 compared to $15.8 million, or 5.4% of revenue, during the three months ended June 30, 2025. The increase in selling, general and administrative expenses primarily resulted from a $1.7 million increase in legal and professional fees primarily as a result of the increase in the growth of the Company, $6.2 million increase in personnel costs due to increased employees to support our growth from acquisitions, $0.5 million in increased equity-based compensation expense due to additional unit grants and $2.2 million from software maintenance costs.
Depreciation and Amortization
Depreciation expense was $12.8 million, or 3.2% of revenue, during the three months ended June 30, 2026, compared to $6.8 million, or 2.3% of revenues, during the three months ended June 30, 2025. The increase in depreciation expense during the three months ended June 30, 2026 was primarily due to the property and equipment acquired in business combinations. Amortization expense was $8.2 million and $7.2 million during the three months ended June 30, 2026 and the three months ended June 30, 2025, respectively. The increase in amortization expense during the three months ended June 30, 2026 is due to the increase in amortizing intangibles from acquired businesses.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities increased to $0.3 million during the three months ended June 30, 2026 from $0.2 million during the three months ended June 30, 2025.
Interest Expense
Interest expense increased to $19.5 million during the three months ended June 30, 2026 from $6.9 million during the three months ended June 30, 2025 primarily as a result of higher outstanding borrowings over the comparative periods related to our refinancing in 2025.
Other Expense, Net
Other expense, net was $1.0 million during the three months ended June 30, 2026 and 2025.
Provision for Income Taxes
The following table presents our provision for income taxes and effective income tax rate for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
	(in thousands)
Provision for income taxes	$267	$5,829
Effective income tax rate	13.0%	33.4%
Our effective income tax rate differs from the statutory rate primarily due to the income tax expense from states where work was performed offset by net income attributable to non-taxable entities.
Net Income
As a result of the factors discussed above, our net income decreased by $9.8 million to $1.8 million for the three months ended June 30, 2026 as compared to net income of $11.6 million for the three months ended June 30, 2025.
Comparison for Six Months Ended June 30, 2026 and 2025
Revenue
Revenue was $738.6 million for the six months ended June 30, 2026 compared to $517.8 million for the six months ended June 30, 2025. Revenue from businesses acquired in 2026 and 2025 were $171.8 million during the six months ended June 30, 2026. Acquired revenue represents revenue from acquired businesses that were not owned for the full six months ended June 30, 2025.
Excluding amounts generated by the acquired businesses, revenue increased by $52.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as a result of the expansion of organic volume growth and geographic expansion across our E&M and Infrastructure Deployment service lines.
Costs of Revenue
Costs of revenue increased to $613.6 million, or 83.1% of revenue, during the six months ended June 30, 2026 compared to $423.7 million, or 81.8% of revenue, during the six months ended June 30, 2025. The primary components of the increase were a $139.8 million aggregate increase in direct labor and subcontractor expense to support the revenue growth, a $4.7 million increase in supplies and materials, a $6.2 million increase in fuel and vehicle maintenance costs and a $26.7 million increase in other direct costs that are generally passed through to the customer.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $53.7 million, or 7.3% of revenue, during the six months ended June 30, 2026 compared to $30.5 million, or 5.9% of revenue, during the six months ended June 30, 2025. The increase in total selling, general and administrative expenses primarily resulted from a $2.2 million increase in legal and professional fees primarily to support the administrative growth, $14.2 million due to increase personnel costs from increased employees to support our growth from acquisitions, $1.0 million in increased equity-based compensation expense due to additional unit grants and $3.8 million from software maintenance costs.
Depreciation and Amortization
Depreciation expense was $24.9 million, or 3.4% of revenue, during the six months ended June 30, 2026, compared to $12.9 million, or 2.5% of revenue, during the six months ended June 30, 2025. The increase in depreciation expense was primarily due to the property and equipment acquired in business combinations. Amortization expense was $16.5 million and $14.3 million during the six months ended June 30, 2026 and 2025, respectively. The increase in amortization expense during 2026 is due to the increase in amortizing intangibles from acquired businesses.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities to $2.2 million during the six months ended June 30, 2026 from $0.3 million during the six months ended June 30, 2025 was due to the change in fair value of $1.6 million on a 2024 acquisition earnout.
Interest Expense
Interest expense increased to $37.8 million during the six months ended June 30, 2026 from $13.7 million during the six months ended June 30, 2025 primarily as a result of higher outstanding borrowings over the comparative periods.
Other Expense, Net
The change in other expense, net during the six months ended June 30, 2026 to $1.9 million from $2.0 million during the six months ended June 30, 2025 was not significant.
Provision for Income Taxes
The following table presents our provision for income taxes and effective income tax rate for June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
	(in thousands)
Provision for income taxes	$(746)	$7,013
Effective income tax rate	6.2%	34.7%
Our effective income tax rate differs from the statutory rate primarily due to the income tax expense from states where work was performed offset by net income attributable to non-taxable entities.
Net Income (Loss)
As a result of the factors discussed above, our net income decreased by $24.6 million, or 186.3%, from a net income of $13.2 million during the six months ended June 30, 2025 as compared to a net loss of $(11.4) million for the six months ended June 30, 2026.

Liquidity and Capital Resources
The following table shows our cash flows from operating activities, investing activities and financing activities (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(47,042)	$11,745
Net cash used in investing activities	$(18,184)	$(35,836)
Net cash provided by financing activities	$63,993	$17,570
We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent upon the amount of net income that we generate before depreciation and amortization expense and other non-cash items. Based on our past performance and current expectations, we believe operating cash flows will be sufficient to meet our future cash needs for the next twelve months. Our indebtedness provides additional sources of short and long-term liquidity to fund operations.
As of June 30, 2026, our cash and cash equivalents were $2.5 million.
As of June 30, 2026, we had outstanding borrowings of $651.8 million under our Credit Agreement, dated as of July 9, 2025, with Banco Santander, S.A., New York Branch, as administrative agent, U.S. Bank National Association, as collateral agent, and the lenders and letter of credit issuers party thereto from time to time (our "Credit Agreement"), and $112.0 million outstanding under the revolving credit facility provided for under our Credit Agreement (the "Revolving Credit Facility"). As of June 30, 2026, there was approximately $8.8 million in letters of credit outstanding and approximately $64.2 million available for borrowing under the Revolving Credit Facility.
Our level of indebtedness increases the risk that we may be unable to generate sufficient cash flow to pay amounts due in respect of our indebtedness. Despite substantial levels of indebtedness, we and our subsidiaries have the ability to incur more indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. In addition, the Credit Agreement contains and the agreements evidencing or governing our future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants is not fully within our control and could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness and trigger adverse consequences. See “Risk Factors—Risks Related to Indebtedness—Our level of indebtedness requires us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and could adversely affect our financial flexibility and our competitive position” on page 47 of the Prospectus, which risk factor is incorporated herein by reference.
Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $47.0 million. Changes in working capital (excluding cash) used $92.0 million of operating cash flow during the six months ended June 30, 2026. Working capital changes that used operating cash flow during the six months ended June 30, 2026 included an increase in contract assets of $87.7 million, an increase in prepaid and other current assets of $7.0 million, a decrease in operating lease liabilities of $8.0 million, an increase in accounts receivable of $6.2 million and a $3.0 million payment of contingent liabilities. Working capital changes that provided operating cash flow during the six months ended June 30, 2026 included an increase in accounts payable and accrued expenses of $20.0 million.
During the six months ended June 30, 2025, net cash provided by operating activities was $11.7 million. Changes in working capital (excluding cash) used $32.0 million of operating cash flow during the six months ended June 30, 2025. Working capital changes that used operating cash flow during the six months ended June 30, 2025 included an increase in contract assets of $7.3 million, an increase in accounts receivable of $12.9 million, a decrease in operating lease liabilities of $3.9 million and a decrease in accounts payable and accrued expenses of $8.3 million.
The primary non-cash items in cash flows from operating activities during the current and prior periods are depreciation, amortization of intangible assets, non-cash lease expense, equity-based compensation, amortization of debt issuance costs, deferred income taxes, gain or loss on sale of fixed assets and change in fair value of the contingent liabilities, net of payments.
Investing Activities
Net cash used in investing activities was $18.2 million during the six months ended June 30, 2026. Capital expenditures of $16.0 million were for the replacement of certain vehicles and equipment used for new work opportunities. Additionally, the Company paid cash of $3.4 million related to the acquisition of the assets of an entity. Proceeds from sale of assets were $1.2 million.
Net cash used in investing activities was $35.8 million during the six months ended June 30, 2025. Capital expenditures of $28.6 million were for the replacement of certain vehicles and equipment used for new work opportunities. Additionally, the Company paid cash of $8.4 million related to the acquisition of the assets of an entity. Proceeds from sale of assets were $1.2 million.
Financing Activities
Net cash provided by financing activities was $64.0 million during the six months ended June 30, 2026. During the six months ended June 30, 2026, borrowings under our Revolving Credit Facility were a net of $82.0 million. We repaid $8.3 million of borrowings outstanding under the Credit Agreement. In addition, we repaid approximately $12.8 million of our equipment loans and borrowed an additional $11.3 million of equipment loans. Payments made toward amounts due under previous acquisitions, for finance leases and distributions to members totaled $8.3 million.
Net cash provided by financing activities was $17.6 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, borrowings under our Revolving Credit Facility were a net of $13.5 million. We repaid $11.8 million of payments under our previous credit agreement. We borrowed $22.3 million to purchase certain equipment and repaid $6.1 million for our equipment loans.
Next Twelve Month Backlog
The following sets forth our Next Twelve Month ("NTM") Backlog as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
NTM Backlog	$1,516,970	$1,330,664
Our NTM Backlog represents the estimated amount of revenue we expect to realize from services to be performed pursuant to master service agreements (" MSAs") and other contractual arrangements over the next 12 months. Our management estimates of NTM Backlog are based on contract values, customer-provided schedules / general timing guidelines, historical activity levels, and management’s understanding of the scope and timing of expected work.
A significant portion of our NTM Backlog is attributable to MSAs and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our NTM Backlog is our estimate of work to be completed under contracts for specific projects. Estimated backlog for work under MSAs and other service agreements is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communication with our customers, which estimates may prove inaccurate. Timing of revenue for construction and installation projects included in our NTM Backlog can be subject to change as a result of customer, regulatory or other delays or cancellations. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. From time to time, we experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, changes or delays in customers’ obtaining funding either from capital markets and/or government programs, market volatility, changes in governmental permitting, regulatory delays and/or other factors. In addition, contract revenues reflected in our NTM Backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather.

There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our NTM Backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our NTM Backlog may not be profitable. If our NTM Backlog fails to materialize, or if amounts in our NTM Backlog are unprofitable, our results of operations, cash flows, liquidity and financial condition could be materially and adversely affected.
Debt Obligations
For a description of our debt obligations see Note 7 – Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—“Critical Accounting Estimates” beginning on page 108 of the Prospectus. There have been no material changes to these estimates during the six-month period ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures or in our risk management policies as disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk on page 109 of the Prospectus.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Note 15, Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” beginning on page 31 of the Prospectus, which section is incorporated by reference in this Quarterly Report. There have been no material changes to our risk factors as previously disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from IPO of Common Stock
On June 30, 2026, our registration statement on Form S-1 (File No 333-296557) relating to our IPO of Class A common stock was declared effective by the SEC. On July 2, 2026, we closed the IPO, issuing 22,439,025 shares of Class A common stock (including the exercise in full of the underwriters' overallotment) at a public offering price of $16.00 per share. From the IPO, the Corporation received $323.4 million in proceeds, net of underwriting discounts and commissions and other offering expenses, which was used to indirectly purchase 22,439,025 LLC Interests of ITG Parent, and ITG Parent primarily utilized the net proceeds it received from the sale of LLC Interests to the Corporation to repay borrowings under its revolving credit facility and term loan facility.
Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., UBS Securities LLC and Stifel, Nicolaus & Company, Incorporated acted as representatives of the underwriters for the offering. None of the expenses associated with our IPO were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any call of equity securities, or to any of our affiliates.
There has been no material change in the use of proceeds as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document

3.1*
Amended and Restated Certificate of Incorporation of ITG, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

3.2*	Amended and Restated Bylaws of ITG, Inc., incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

10.1†*
Amendment to Employment Agreement, dated June 4, 2026, by and among ITG Communications, LLC, Integrated Tech Group, LLC and Michael G. Brooks, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 5, 2026.

10.2†*
Second Addendum to Offer Letter, dated June 4, 2026, by and between ITG Communications, LLC and Joel Rivas, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 5, 2026.

10.3†*
Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 5, 2026.

10.4*
Amendment No. 1 to Letter Agreement, dated June 4, 2026, by and among ITG Parent, LLC, Michael G. Brooks, Peter A. Giacalone, Christopher Perkins, Troy McClendon, Tracey Giacalone, Christopher Cowart, Guilherme Elias and Jerry Taylor

10.5	ITG, Inc. Non-Employee Director Compensation Policy, effective June 30, 2026.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL file set for the Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

________________
*Previously filed.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITG, Inc.

Date:	August 12, 2026	By:	/s/ Andrew D. Parrott
Andrew D. Parrott
Chief Executive Officer and Director

Date:	August 12, 2026	By:	/s/ Christopher H. Mecray
Christopher H. Mecray
Chief Financial Officer and Principal Accounting Officer