Form 10-Q
period 2026-09-30
ITG, Inc./DE/
filed 2026-11-12
CIK 2110117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒ No ☐
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding
Class A Common Stock, par value $0.001 per share	48,465,158 shares outstanding as of November 10, 2026
Class B Common Stock, par value $0.001 per share	75,712,686 shares outstanding as of November 10, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs, expectations and assumptions and currently available information. Forward-looking statements include information concerning the Company's possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and may be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and similar expressions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent risks, uncertainties and other changes in circumstances the Company cannot predict. As a result, the Company's actual results may differ materially from those contemplated by the forward-looking statements and you should not place undue reliance on such statements.
Important risks and uncertainties that could cause actual results to differ materially from the Company's expectations include risks related to:
•the highly competitive industry that the Company operates in, and competitive pressures that could materially and adversely affect its business;
•the fact that the Company derives a significant portion of its revenues from a small number of customers, and the loss of one or more of these customers, or the impairment of the financial condition of one or more of the Company's customers affecting their ability to pay us on a timely basis, could adversely affect the Company's revenues, results of operations, and liquidity;
•the fact that the Company is an emerging growth company with a relatively limited operating history at its current scale, the Company faces various risks, uncertainties, expenses and difficulties and its ongoing business is dependent on the ability to effectively develop, maintain and scale its platform;
•the Company's inability to generate internal growth, which may materially and adversely affect the Company's ability to expand its operations or grow its business;
•acquisitions and strategic investments, including the diversion of financial and management resources and the integration of acquired businesses into the Company's operations, which, if unsuccessful, could cause the Company to experience operational challenges and/or negatively affect the Company's operating results, cash flows and liquidity and may not enhance stockholder value;
•The Company's backlog, which is subject to cancellation and unexpected adjustments and may not result in actual revenue or profits;
•the significant portion of the Company's revenues that are derived from multi-year master service agreements ("MSAs") and other contracts which the Company's customers may cancel at any time or may reschedule or modify previously assigned work;
•the Company's inability to accurately estimate the costs associated with services provided under its contracts, which could adversely affect the Company's profitability, results of operations and cash flows;
•the Company's failure to complete a project in a timely manner, the possibility that it may miss a required performance standard or otherwise fail to adequately perform on a project, which may cause the Company to incur a loss on that project, which may reduce or eliminate the Company's overall profitability or subject the Company to liquidated or other damages;
•the labor-intensive nature of the Company's business, as a result of which the Company may be unable to attract, retain and ensure the productivity of qualified members of its workforce or to pass increased labor and training costs to the Company's customers;
•the Company's failure to retain key personnel or its failure to attract additional qualified personnel, as a result of which the Company may not be able to achieve its anticipated level of growth and the Company's business could suffer;
•the Company's failure to promote, maintain or enhance its brand in a cost-effective manner, which may cause loss of market share and a drop in revenue;
•the fact that the Company's operations involve activities that are inherently dangerous and may result in, damage or destruction to the property of others, or in injury or death to others, which could expose the Company to significant financial losses, reputational harm and civil and criminal liabilities;
•the fact that the industries the Company serves are subject to rapid technological changes, regulatory changes and requirements associated with government funding as well as customer consolidation, any of which could result in decreased demand for the Company's services and adversely affect the Company's business, financial condition, results of operations and cash flows;
•the Company's significant outstanding debt, which could adversely affect the Company's business, financial condition and results of operations or could affect its ability to access capital markets in the future;
•the Company's failure to adequately protect its intellectual property or technology (including any later developed or acquired intellectual property or technology), which could damage the Company's competitive position and cause the Company to lose valuable assets, generate reduced revenue and incur costly litigation to protect its rights;
•the fact that the Company is a holding company and its principal asset comprises direct and indirect ownership of common units of membership interest in ITG Parent ("LLC Interests") and, accordingly, the Company will be dependent upon ITG Parent and its consolidated subsidiaries for its results of operations, cash flows and distributions;
•conflicts of interest that could arise between the Company's stockholders and the direct holders of LLC Interests in ITG Parent and the Company's Class B common stock, which may impede business decisions that could benefit the Company's stockholders (" Continuing Equity Owners");
•the Tax Receivable Agreement ("TRA"), including the requirement for the Company to make cash payments to the TRA Participants in respect of certain tax benefits realized (or, in certain circumstances, deemed to be realized), which are expected to be substantial;
•the fact that the Continuing Equity Owners have significant influence over the Company, including control over decisions that require the approval of stockholders, which could limit the Company's stockholders' ability to influence the outcome of matters submitted to stockholders for a vote;
•the fact that the Company is classified as a “controlled company,” and as a result, the Company qualifies for, but does not intend to rely on, exemptions from certain corporate governance requirements, but may do so in the future. In the event that the Company elects to rely on these exemptions in the future, the Company's stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, the Continuing Equity Owners’ interests may conflict with the Company's interests and the interests of other stockholders;
•the requirements of being a public company may strain the Company's resources, divert management’s attention and affect the Company's ability to attract and retain qualified board members and officers; and
•the risk factors described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements included in this Quarterly Report.
The forward-looking statements included in this Quarterly Report represent management's beliefs and assumptions only as of the date hereof. Except as required by law, the Company assumes no obligation to update or revise these forward-looking statements as a result of new information, future events or otherwise.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
ITG, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$160	$3,719
Accounts receivable, net	183,110	141,314
Contract assets	369,791	222,094
Prepaid expenses and other current assets	29,640	17,310
Total current assets	582,701	384,437
Property and Equipment, Net	177,225	158,492
Operating Lease Right-of-Use Assets	30,332	27,926
Finance Lease Right-of-Use Assets	2,037	3,019
Goodwill	195,038	187,748
Intangible Assets, Net	188,512	211,383
Deferred Tax Assets	45,633	—
Other Long-Term Assets	—	2,832
Total Assets	$1,221,478	$975,837
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$75,107	$41,221
Accrued expenses	66,006	57,245
Current portion of operating lease obligations	11,883	10,969
Current portion of finance lease obligations	1,275	1,221
Current portion of equipment loans	24,902	22,493
Current portion of term loans	—	16,500
Total current liabilities	179,173	149,649
Equipment Loans, Net	85,331	65,804
Revolving Line of Credit	77,000	30,000
Term Loans, Net	411,885	623,463
Operating Lease Obligations, Net	19,170	17,608
Finance Lease Obligations, Net	908	1,905
Payables Pursuant to the Tax Receivable Agreement	50,163	—
Other Long-Term Liabilities	—	7,100
Contingent Liabilities	18,036	20,088
Deferred Tax Liability	15,393	16,475
Total liabilities	857,059	932,092
Commitments and Contingencies (Note 18)
Equity:
Members' equity	—	43,745
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued nor outstanding	—	—
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized; 48,465,158 issued and outstanding as of September 30, 2026	48	—
Class B common stock, $0.001 par value; 200,000,000 shares authorized; 75,712,686 issued and outstanding as of September 30, 2026	76	—
Additional paid-in capital	126,681	—
Retained earnings	3,000	—
Total equity attributable to ITG, Inc. / ITG Parent	129,805	43,745
Non-controlling interests	234,614	—
Total equity	364,419	43,745
Total Liabilities and Equity	$1,221,478	$975,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$461,528	$309,174	$1,200,083	$826,966

Cost of Revenue, Excluding Depreciation and Amortization	375,626	252,950	989,273	676,646
Selling, General and Administrative	39,696	20,626	93,409	51,172
Depreciation and Amortization	21,880	15,106	63,319	42,351
Change in Fair Value of Contingent Liabilities	200	1,467	2,386	1,804
	437,402	290,149	1,148,387	771,973
Interest expense	(19,880)	(15,920)	(57,639)	(29,665)
Other expense, net	(1,479)	(1,054)	(3,407)	(3,085)
Income (Loss) Before Provision for Income Taxes	2,767	2,051	(9,350)	22,243
Provision for income taxes	2,239	1,224	1,492	8,237
Net income (loss)	528	827	(10,842)	14,006
Less: net income attributable to non-controlling interests	6,677	—	6,677	—
Net income (loss) attributable to ITG, Inc.	$(6,149)	$827	$(17,519)	$14,006

Period from July 2, 2026 to September 30, 2026
Earnings Per Share of Class A Common Stock:
Basic	$0.06
Diluted	$0.06
Weighted Average Shares of Class A Common Stock Outstanding:
Basic	48,465,158
Diluted	48,465,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, unaudited)
For the three and nine months ended September 30, 2026

		Class A Common Stock		Class B Common Stock
	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$43,745	—	$—	—	$—	$—	$—	$—	$43,745
Equity-based compensation	1,169	—	—	—	—	—	—	—	1,169
Distributions	(201)	—	—	—	—	—	—	—	(201)
Net loss	(13,158)	—	—	—	—	—	—	—	(13,158)
Balance at March 31, 2026	31,555	—	—	—	—	—	—	—	31,555
Equity-based compensation	1,170	—	—	—	—	—	—	—	1,170
Distributions	(137)	—	—	—	—	—	—	—	(137)
Net income	1,788	—	—	—	—	—	—	—	1,788
Balance at June 30, 2026	34,376	—	—	—	—	—	—	—	34,376
Equity-based compensation prior to Organizational Transactions	9,276	—	—	—	—	—	—	—	9,276
Net loss prior to Organizational Transactions	(9,149)	—	—	—	—	—	—	—	(9,149)
Effect of Organizational Transactions	(34,503)	26,005	26	75,713	76	8,720	—	25,681	—
Activity subsequent to the Organizational Transactions:
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions	—	22,439	22	—	—	339,287	—	—	339,309
Offering costs	—	—	—	—	—	(14,211)	—	—	(14,211)
Reallocation of non-controlling interests	—	—	—	—	—	(202,256)	—	202,256	—
Vesting of restricted stock units	—	21	—	—	—	—	—	—	—
Deferred tax adjustments related to Tax Receivable Agreement related to IPO	—	—	—	—	—	(5,883)	—	—	(5,883)
Net income	—	—	—	—	—	—	3,000	6,677	9,677
Equity-based compensation	—	—	—	—	—	1,024	—	—	1,024
Balance at September 30, 2026	$—	48,465	$48	75,713	$76	$126,681	$3,000	$234,614	$364,419

ITG, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (continued)
(in thousands, unaudited)

For the three and nine months ended September 30, 2025

Members’ Equity
Balance at December 31, 2024	$267,369
Equity-based compensation	645
Net income	1,578
Balance at March 31, 2025	269,592
Equity-based compensation	625
Net income	11,601
Balance at June 30, 2025	281,818
Equity-based compensation	1,481
Distributions	(226,000)
Repurchase of units	(7,065)
Net income	827
Balance at September 30, 2025	$51,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(10,842)	$14,006
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	38,548	21,004
Amortization of intangible assets	24,771	21,347
Amortization/ write-off of discounts and deferred financing costs	9,885	2,266
Amortization of operating right of use assets	12,678	7,171
Deferred income taxes	(2,434)	(3,402)
Loss (gain) on sale of assets	226	(155)
Change in fair value of contingent liabilities	2,386	1,804
Equity-based compensation	12,639	2,751
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(32,852)	(18,236)
Contract assets	(147,697)	(30,510)
Prepaid expenses and other current assets	(13,042)	(965)
Accounts payable and accrued expenses	30,984	16,847
Operating lease liabilities	(11,626)	(7,035)
Payments of contingent liabilities	(3,022)	—
Net cash (used in) provided by operating activities	(89,398)	26,893
Cash Flows from Investing Activities:
Purchase of property and equipment	(17,761)	(41,773)
Proceeds from sale of property and equipment	1,666	1,874
Acquisitions, net of cash acquired	(18,440)	(50,921)
Net cash used in investing activities	(34,535)	(90,820)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	339,309	—
Payments of offering costs	(14,211)	—
Payments of acquisition amounts due to sellers	(5,037)	(15,000)
Payments of contingent liabilities	(1,416)	—
Proceeds from long-term debt	19,056	30,788
Payments on long-term debt	(25,795)	(11,202)
Proceeds from term loans	—	617,750
Payments made on term loans	(237,251)	(291,719)
Proceeds from line of credit	606,000	179,200
Payments made on line of credit	(559,000)	(179,200)
Payments on finance leases	(943)	(379)
Repurchase of units	—	(7,065)
Distributions to members	(338)	(226,000)
Payments of debt costs	—	(22,200)
Net cash provided by financing activities	120,374	74,973
ITG, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Net (decrease) increase in cash and cash equivalents	$(3,559)	$11,046
Cash and cash equivalents – beginning of period	3,719	7,367
Cash and cash equivalents – end of period	$160	$18,413

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,248	$21,819
Cash paid for taxes, net of refunds	$1,602	$6,407
Supplemental disclosures of noncash investing and financing activity:
Deemed contribution related to tax receivable agreement	$5,883	$—
Recording of deferred tax assets related to ITG Blocker Merger	$33,724	$—
Recording of amounts payable pursuant to tax receivable agreement	$50,163	$—
Accrued capital expenditures	$8,587	$—
ROU liabilities from ROU asset acquisitions	$14,102	$13,153
Measurement period adjustment to goodwill and property and equipment	$2,142	$—
Property and equipment acquired through equipment loans	$28,675	$17,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITG, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ITG, Inc. (“ITG”) was incorporated in Delaware on January 15, 2026. On July 2, 2026, in connection with an initial public offering (“IPO”) and through the Organizational Transactions described below, ITG became a holding company and its principal asset is an indirect equity interest in ITG Parent, LLC (“ITG Parent”), through its wholly-owned subsidiary ITG Intermediate, LLC (“ITG Intermediate”).
ITG Parent was formed on December 16, 2021, and had minimal activities until ITG Parent and ITG Purchaser, LLC acquired the outstanding membership units of ITG Communications, LLC (“ITG Opco”) and its wholly owned subsidiaries, Integrated Tech Group, LLC, TCB Telecom, LLC, Simplicity LLC (“Simplicity”), Broadband Technical Resources Incorporated (“BTR”), K&B Communications, LLC, and BTR Fiber, LLC on December 31, 2021.
Unless otherwise stated or unless the context otherwise requires, references in these notes to the “Company" refer to (i) ITG and its consolidated subsidiaries subsequent to the IPO and the related Organizational Transactions and (ii) ITG Parent, the predecessor entity, and its consolidated subsidiaries prior to the IPO and the related Organizational Transactions.
The Company, through its subsidiaries, performs critical services to the digital and other utility infrastructure industries throughout the United States and delivers technology-enabled, end-to-end services supporting the planning, design, construction, operation, maintenance and expansion of the broadband networks that have become critical infrastructure and essential to modern life and economic activity. The Company believes it is the partner of choice for leading broadband service providers, fiber providers, wireless carriers, data center operators, and public and private utilities.
Initial Public Offering. On July 2, 2026, the Company completed its IPO of 22,439,025 shares of Class A common stock (including the exercise in full of the underwriters' overallotment) at a public offering price of $16.00 per share. From the IPO, the Company received $339.3 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 22,439,025 common units of membership interest ("LLC Interests") in ITG Parent. ITG Parent primarily utilized the net proceeds it received from the sale of LLC Interests to the Company to repay borrowings under its revolving credit facility and term loan facility. The Company is the indirect sole managing member of ITG Parent, through ITG Intermediate, and indirectly owns 39.02% of the economic interests of ITG Parent. Accordingly, the Company consolidates the financial results of ITG Parent and reports non-controlling interest in the Company's consolidated financial statements related to the LLC Interests held by the Class B common stockholders ("Continuing Equity Owners").
Organizational Transactions. Prior to the closing of the IPO, the Company and ITG Parent completed a series of transactions (the "Organizational Transactions"), including the following:
•the limited liability company agreement of ITG Parent was amended and restated to, among other things, (i) provide for a new single class of common units of membership interest in ITG Parent, (ii) exchange all of the then existing membership interests of the equity holders of ITG Parent for LLC Interests and (iii) appoint ITG Intermediate as the sole managing member of ITG Parent;
•the Company's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 75,712,686 shares of Class B common stock to the Continuing Equity Owners;
•the acquisition, by merger, of OCM Power IV AIV Holdings (Delaware), L.P. ("Oaktree Blocked Fund") for which the Company issued 26,005,508 shares of Class A common stock as merger consideration. Following the completion of the Organizational Transactions, the Company indirectly owned 25.57% of ITG Parent.
Basis of Accounting and Presentation. The accompanying condensed consolidated financial statements were prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of ITG, Inc., ITG Parent and all of ITG Parent's wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-controlling Interests. The non-controlling interests on the condensed consolidated statements of operations represent the portion of earnings or loss attributable to the economic interest in ITG Parent, held by the Continuing Equity Owners. Non-controlling interests on the condensed consolidated balance sheets represent the portion of net assets of the

Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by the Continuing Equity Owners. As of September 30, 2026, the non-controlling interests were 60.98%.
Unaudited Interim Financial Information. As discussed above, as a result of the Organizational Transactions, the Company is the sole managing member for ITG Parent and consolidates ITG Parent and its subsidiaries. The financial statements for periods prior to the completion of the IPO and the Organizational Transactions have been retroactively adjusted to combine the previously separate entities for presentation purposes. Accordingly, for periods prior to the completion of the IPO, the accompanying unaudited interim condensed consolidated financial statements include the historical financial position and results of operations of ITG Parent and its subsidiaries. The accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated changes in equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the Company's historical financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company's Final Prospectus dated June 30, 2026 and filed with the Securities and Exchange Commission (the "SEC") on July 2, 2026 (the "Prospectus").
Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates, but management believes that the estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Significant estimates include estimated profit on contracts recognized over time based upon the output method, any variable consideration on revenue, incremental borrowing rates on operating leases, income taxes and related valuation allowances, fair value of assets acquired and liabilities assumed, contingent consideration issued in a business combination, payables pursuant the tax receivable agreement and equity-based compensation.
Concentrations of Credit Risk. The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation ("FDIC") subject to certain limitations. At various times during the fiscal year, the Company’s cash in bank balances may exceed the federally insured limits. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable.
Tax Receivable Agreement. In connection with its IPO, the Company entered into a tax receivable agreement (“TRA”) with the owners of ITG Parent at the IPO closing date ("TRA Participants"). The TRA provides for the payment by the Company to the TRA Participants of 85% of the amount of tax savings, if any, in U.S. federal, state and local income tax that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the Company’s allocable share of tax basis attributable to its acquisition or ownership of LLC Interests, (ii) certain tax attributes the Company acquired from ITG Blocker, LLC, a Delaware limited liability company (the "Blocker"), by means of one or more mergers (including net operating losses and the Blocker's allocable share of tax basis), (iii) increases in the Company’s allocable share of then existing tax basis, and certain adjustments to the tax basis of the assets of ITG Parent and its subsidiaries as a result of actual or deemed sales or exchanges of LLC Interests in connection with future redemptions or exchanges of LLC Interests, (iv) imputed interest arising from any payments the Company makes under the TRA and (v) certain other tax benefits related to entering into the TRA, including certain payments made under the TRA.
Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments to be made under the TRA will depend upon a number of factors, including future exchanges and the timing and amount of the Company's future income.
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the value of the payable pursuant to the tax receivable agreement between reporting periods are recognized in the statement of operations. See Note 9, “Payable Pursuant to the Tax Receivable Agreement” for additional information on the TRA.

Revenue Recognition. Revenue is recognized based on a five-step model of identifying the contract, identifying the performance obligation(s), determination of the transaction price, allocating the transaction price and recognizing revenue for performance completed to date. The Company’s primary revenue streams are 1) engineering and maintenance and 2) infrastructure deployment.
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
For the three and nine months ended September 30, 2026, revenue from contracts with customers recognized over time was approximately 45% and 40%, respectively, and revenue recognized at a point in time was approximately 55% and 60%, respectively. For the three and nine months ended September 30, 2025, revenue from contracts with customers recognized over time was approximately 41% and 41%, respectively, and revenue recognized at a point in time was approximately 59% and 59%, respectively.
Equity-Based Compensation. The Company recognizes expense for all equity-based compensation awarded to employees and non-employee directors based on the award's grant date fair value. The expense of service-based and market-based RSU grants as well as the expense related to Class D unit grants is recognized over the applicable recipient's requisite service period, adjusted for forfeitures which are estimated based on an analysis of historical experience and expected future trends. Performance-based RSUs generally vest upon the completion of a period of time (cliff vesting), subject to the employee's continuing employment and the Company's achievement of certain performance goals established at the beginning of the performance period. The RSUs' expense is recognized over time beginning when they are probable of being achieved.
The Company grants service-based RSUs to certain of its senior executives and certain other employees, as well as to its non-employee directors. In addition, the Company grants RSUs with performance-based and market-based vesting conditions to its senior executives and other key employees.
The fair values of the Company's service-based RSU awards are measured based on the fair value of the Company's Class A common stock on the grant date, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested.
The fair value of the Company's market-based awards, for which vesting is dependent upon total shareholder return ("TSR") of the Company's Class A common stock over a performance period, is measured on the grant date based on estimated projections of the Company's TSR over the performance period. The fair value of the performance-based RSU awards are determined based upon the probability of meeting the targets and the performance of the Class A common stock. These estimates are made using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock to evaluate and determine the Company's ultimate expected TSR performance.
See Note 15 to the accompanying condensed consolidated financial statements for further discussion.
Fair Value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value, as follows:
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
The fair values of the Company’s cash and cash equivalents, accounts receivable, contract assets and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s equipment and term loans and line of credit, which are Level 2 in the fair value hierarchy, approximates their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms. The fair value of the contingent liability is determined based upon a Monte Carlo simulation using various inputs and assumptions regarding the Company, including the distributions for each class of equity-based upon hypothetical valuations of the Company, an anticipated exit date and a discount rate. The fair values of the contingent consideration associated with subsequent acquisitions are determined based upon a Monte Carlo simulation using assumptions of the various inputs of the potential earnout payments, as discussed in Note 2. Amounts are reclassified out of contingent consideration when the value becomes known and payable. These liabilities are considered Level 3 fair values with the tables below noting the information for the liability (in thousands):

	2026	2025
Balance at January 1,	$20,088	$8,354
Change in fair value	2,386	1,804
Additional acquisitions	—	3,239
Payment of contingent liabilities	(4,438)	—
Balance at September 30,	$18,036	$13,397
The Company follows the provisions of ASC Topic 820-10, Fair Value Measurements, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company this applies to certain nonfinancial assets and liabilities acquired in business combinations, as well as contingent consideration amounts, and thereby measured at fair value. The Company has estimated such fair value primarily by third-party valuations and believes the long-term assets and liabilities recognized in accordance with those acquisitions would be considered Level 3 in the fair value hierarchy.
Goodwill. The Company evaluates goodwill on an annual basis or more frequently if management believes indicators of impairment exist. The Company performs its annual impairment testing on October 1 of each year. Impairment indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit, for which the Company has identified a single goodwill reporting unit and the reporting unit's carrying amount. The Company estimates the fair values of its reporting unit using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data.
If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the three and nine months ended September 30, 2026 and 2025, there were no impairment losses recognized.
Changes to the goodwill balance are included in the table below (in thousands):

Balance at December 31, 2024	$150,135
Additional acquisitions	37,613
Balance at December 31, 2025	187,748
Additional acquisitions	5,148
Measurement period adjustment	2,142
Balance at September 30, 2026	$195,038
New Accounting Pronouncements. In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"), to address stakeholder concerns about unintended consequences in transactions involving variable interest entities. Prior to adoption, if the legal acquiree was a VIE, the primary beneficiary of the VIE was always the accounting acquirer resulting in the application of acquisition accounting. Upon adoption, in certain situations, the primary beneficiary may not be the accounting acquirer and acquisition accounting may not be required. The update will be effective for annual periods beginning after December 15, 2026, and interim periods within that year, but early adoption is permitted.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures by requiring greater disaggregation of information included in the income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments are required to be applied prospectively, with retrospective application permitted. The Company expects that adoption of ASU 2023-09 will result in expanded income tax disclosures but will not affect the recognition or measurement of amounts in the Company’s consolidated financial statements. The Company is currently evaluating the additional information, processes, and internal controls necessary to comply with the amended disclosure requirements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
NOTE 2 – BUSINESS COMBINATIONS
Full Circle Fiber. On August, 10, 2026, the Company acquired certain assets and assumed certain liabilities of Full Circle Fiber Intermediate LLC and certain related companies ("Full Circle"), which engaged in the business of communications infrastructure, construction, installation and maintenance services. The initial purchase price was $15.0 million in cash subject to customary purchase price adjustments. The purchase price paid in the acquisition has been allocated to record the acquired assets based upon their estimated fair values. Management estimates that the consideration paid exceeded the fair value of the assets acquired. Therefore, an initial amount of $3.7 million of goodwill was recorded. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.
Other Acquisition 2026. In April 2026, the Company acquired certain assets and assumed certain liabilities of a locate services company. The purchase price of this acquisition was paid in cash, the total consideration for the acquisition is not material or significant to the Company's condensed consolidated financial statements. The acquired business provides locate services in various states and expands our geographic presence within our existing customer base. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.
Tilson Acquisition. On August 25, 2025, the Company entered into an agreement with Tilson Technology Management, Inc. and Tilson Middle Street Holding, LLC (collectively “Tilson”), headquartered in Maine. The Company acquired certain assets and assumed certain liabilities of Tilson for an initial purchase price of $22.1 million in cash subject to customary purchase price adjustments, less $5 million for assets of Tilson sold to an unrelated third party. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that the consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $10.4 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $8.9 million, property and equipment of $12.0 million and $7.6 million of intangible assets. In addition, the Company assumed accounts payable of $3.5 million and accrued liabilities of $18.3 million. During the nine months ended September 30, 2026, a measurement period adjustment was made to reduce the fair value of property and equipment and increase goodwill by $2.1 million.
Vision Utility Acquisition. On August 30, 2025, the Company entered into an agreement with Vision Utility Services, Inc. (Vision), headquartered in Springdale, Arkansas. The Company acquired certain of the assets of Vision for an initial purchase price of $21.5 million in cash subject to customary purchase price adjustments plus the potential for additional earnout payment up to $5.0 million. The Company estimated the earnout payments had no fair value. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that the consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $1.6 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $6.5 million, property and equipment of $8.0 million and $5.4 million of intangible assets.
Quasar Acquisition. On October 8, 2025, the Company entered into an agreement with the stockholders of Quasar, Inc. (Quasar), headquartered in Woodstock, Georgia, with operations in the United States, Poland and the United Kingdom. The Company acquired certain of the assets of Quasar for a purchase price of $43.6 million in cash subject to customary purchase price adjustments. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that the consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $11.6 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $13.6 million, property and equipment of $0.2 million and $18.1 million of intangible assets.

Advantage Acquisition. On November 2, 2025, the Company entered into an agreement with Advantage Utilities LLC ("Advantage"), headquartered in Newton, New Hampshire. The Company acquired certain of the assets of Advantage for a purchase price of $23.1 million in cash subject to customary purchase price adjustments plus the potential for additional earnout payments. The earnout payments will be calculated at 50% of the Adjusted EBITDA, as defined in the agreement, less depreciation expense for each of the three 12-month periods following the close of the acquisition. In order to be eligible for these payments, the target Adjusted EBITDA amount must be reached. The Company recorded the earnout payments at an estimated fair value of $5.4 million. The purchase price paid in the acquisition has been allocated to record the acquired assets based on their estimated fair values. Management estimates that consideration paid exceeded the fair value of the assets acquired. Therefore, goodwill of $5.6 million was recorded. The acquired assets other than goodwill were accounts receivable valued at $6.3 million, property and equipment of $4.3 million and $12.3 million of intangible assets.
Other Acquisitions 2025. During the year ended December 31, 2025, the Company completed an additional three acquisitions in which the Company acquired certain assets of the entities. Each of the acquisitions is being accounted for as a business combination using the acquisition method of accounting. The total cash consideration for these acquisitions amounted to $14.3 million subject to customary purchase price adjustments. One of the acquisitions includes a potential earnout payment of $0.5 million if certain revenue and gross margin criteria are achieved in the succeeding 12-month period plus an additional 10% of any revenue increase year over year for each year of a three-year period. Another of the acquisitions includes up to $5 million in potential earnout payments, consisting of $2.5 million in each of the succeeding two years, if certain revenue and gross margin criteria are achieved during the two 12-month periods. The fair value assigned to the potential earnout payments was a total of $3.3 million resulting in total goodwill allocated to these acquisitions of $8.4 million.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma financial information for the nine months ended September 30, 2026 and 2025, below gives effect to the above acquisitions as if they had been completed on January 1, 2025. The pro forma results of operations are presented for informational purposes only. As such, they are not necessarily indicative of the Company’s results had the acquisitions been completed on January 1, 2025, nor do they intend to represent the Company’s future results.
The unaudited pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the acquisitions. The supplemental pro forma disclosures in the table below include adjustments for (i) depreciation and amortization expense that would have been recognized related to the acquired property and equipment and intangibles, and (ii) incremental interest expense associated with borrowings under our Credit Agreement for any additional amounts borrowed for the acquisitions and the recapitalization on July 9, 2025, along with reduction of interest expense on historical borrowings of the acquisitions that were not assumed (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$1,268,796	$1,098,782
Net income	$7,607	$27,182

NOTE 3 – CONTRACT ASSETS
The Company’s contracts with customers generate certain contract balances in the normal execution of providing services. Contract assets include revenues recognized from unbilled revenues, and retainage amounts receivable pursuant to provisions in the contracts. Contract assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Retainage receivables	$10,382	$10,042
Unbilled revenues	359,409	212,052
Total contract assets	$369,791	$222,094

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Useful Lives	September 30, 2026	December 31, 2025
Leasehold improvements	2-5 years	$1,840	$1,325
Machinery and equipment	5-10 years	274,576	225,884
Furniture and fixtures	6 years	1,375	1,002
Computers	3 years	4,078	3,077
Total		281,869	231,288
Less accumulated depreciation		(104,644)	(72,796)
Property and equipment, net		$177,225	$158,492
Depreciation expense amounted to $38.5 million and $21.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Depreciation expense amounted to $13.6 million and $8.1 million for the three months ended September 30, 2026 and 2025, respectively.
NOTE 5 – INTANGIBLE ASSETS
The Company had the following amounts related to intangible assets, all of which are amortizable (in thousands):

		September 30, 2026
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	10-13 years	$281,730	$(109,405)	$172,325
Trade names and trademarks	9 years	25,000	(13,194)	11,806
Developed technology	7 years	4,000	(2,714)	1,286
Non-compete agreements	3 years	5,870	(2,775)	3,095
Intangible assets, net		$316,600	$(128,088)	$188,512

		December 31, 2025
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	10-13 years	$279,830	$(88,263)	$191,567
Trade names and trademarks	9 years	25,000	(11,111)	13,889
Developed technology	7 years	4,000	(2,286)	1,714
Non-compete agreements	3 years	5,870	(1,657)	4,213
Intangible assets, net		$314,700	$(103,317)	$211,383
Amortization expense related to these intangible assets was approximately $24.8 million and $21.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Amortization expense related to these intangible assets was approximately $8.3 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES
Accrued expenses consisted of the following as of (in thousands):

	September 30, 2026	December 31, 2025
Payroll and other compensation costs	$18,490	$8,400
Insurance	9,301	3,810
Interest	126	9,775
Sales tax payable	1,542	1,468
Amounts due to sellers from acquisitions	4,400	12,269
Accrued liabilities assumed in acquisition	10,159	7,911
Other	21,988	13,612
Total	$66,006	$57,245
NOTE 7 – DEBT
Long-term debt consists of the following as of (in thousands):

	September 30, 2026	December 31, 2025
Term loan	$422,750	$660,000
Revolving line of credit	77,000	30,000
Total principal amount	499,750	690,000
Less: current portion of long term debt	—	(16,500)
Less: debt issuance costs, net	(10,865)	(20,037)
Total long-term debt, net	$488,885	$653,463
Credit Agreement. On July 9, 2025, the Company entered into a senior secured credit agreement, which has been amended from time to time (the "Credit Agreement"). As amended, the Credit Agreement has a senior secured term loan of $660.0 million with a maturity date of July 9, 2031, and a senior secured revolving line of credit of $185.0 million with a maturity date of July 9, 2030. The debt is collateralized by substantially all of the assets of the Company.
The term loan agreement requires quarterly principal payments based on the aggregate principal balance of 0.625% or $4.1 million beginning on March 31, 2026, until December 31, 2027. Beginning on March 31, 2028, the quarterly principal payments were to increase to 1.25% of the aggregate principal balance or $8.2 million through the maturity date at which time any remaining balance is due in full. On July 2, 2026, upon closing of the IPO the Company made a payment of $229.0 million to reduce the principal balance of the term loan. The Company made an election in accordance with the terms of the Credit Agreement to apply this payment first to all the required quarterly payments before reducing the payment due on the maturity date. Therefore, the balance of the term loan of $422.8 million as of September 30, 2026, is due on the maturity date of July 9, 2031.
The Credit Agreement includes a non-utilization fee which requires quarterly payments on any un-used portion of revolving loan initially equal to 0.375% subject to adjustment based upon the Company’s consolidated first lien secured leveraged ratio (as defined in the agreement), on a quarterly basis.
The Credit Agreement provides for an interest rate equal to either the Base Rate or the SOFR plus the applicable rate, as defined in the agreement. The Base Rate charged is initially the Prime Rate or the Federal Funds Rate plus 0.5% plus the applicable rate of 3.75% and the SOFR is at the one-month SOFR plus 1% plus the applicable rate of 4.75% for the term loans and for the revolving line of credit the applicable rate is initially 3.50% for the Base Rate loans and the applicable rate is 4.50% for the SOFR loans. As of September 30, 2026, the interest rate is 8.65%.
The Credit Agreement provides for a mandatory prepayment equal to fifty percent of excess cash flow (“ECF”) as defined within the agreement. This prepayment is due within 10 days of the date on which the annual audited financial statements are delivered until borrowings on the Credit Agreement are paid in full. The ECF begins with the year ending December 31, 2026. In addition, there are other events defined in the agreement, such as asset sales and casualty events, that would trigger mandatory prepayments. As of September 30, 2026, the Company is not subject to payments required under the ECF.

The Credit Agreement subjects the Company to a number of restrictive covenants, including financial covenants. These financial covenants include a consolidated first lien secured leverage ratio, as defined in the Credit Agreement. As of September 30, 2026, the Company was in compliance with all required covenants.
Previous Credit Agreement. On December 30, 2021, the Company entered into a $200.0 million term loan credit and guarantee agreement, which was subsequently increased to $315 million through subsequent amendment and additions to the term loans under the facility (the "Term Loan Credit and Guarantee Agreement"). The term loans were secured by assets of the Company and were guaranteed by ITG Parent and subsidiaries. The loans were payable in quarterly installments of $4.1 million from September 30, 2024 through December 31, 2024 and $6.0 million from September 30, 2025 and each quarter thereafter until the loan was set to mature on December 31, 2026, at which time any remaining outstanding amount would be due. The Company also entered into a revolving loan, a letter of credit facility and a swing line facility as part of the agreement.
The term loans accrued interest equal to the base rate, as defined in the Credit Agreement, (Base Rate Loan) plus an applicable margin or SOFR, as defined in the Term Loan Credit and Guarantee Agreement, (SOFR Loan) plus an applicable margin, and the revolving loan and swing line facility accrued interest at either the base rate or SOFR plus applicable margin.
The outstanding amount on these term loans and revolving credit facility was paid on July 9, 2025, in connection with the Company entering into a new senior secured credit agreement described above.
Equipment Loans. The Company has also executed a number of equipment loan agreements. The equipment loan agreements are based upon the type of equipment and are financed at stated rates per contract over various periods and with varying monthly payments. The interest rates are at various fixed market values ranging from 5.49% to 8.79%. The balance of these loans as of September 30, 2026 and December 31, 2025 was $110.2 million and $88.3 million, respectively.
NOTE 8 – INCOME TAXES
The Company is taxed as a subchapter C corporation and, therefore, is subject to federal, state and local income taxes. The Company’s sole material asset is its investment in ITG Parent, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. ITG Parent includes disregarded entities whose net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns, along with a subchapter C corporation and a foreign entity whose net taxable income are subject to federal, state and foreign taxes. ITG Parent’s disregarded entities are subject to and report an entity-level tax in various states.
A significant portion of the earnings allocated to the non-controlling interest holders is not subject to federal and state income taxes by the Company. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests.
Income tax expense was $2.2 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $8.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company's effective income tax rate for the three months ended September 30, 2026 and 2025 was 80.9% and 59.7%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2026 and 2025, was (16.0)% and 37.0%, respectively. For the three and nine months ended September 30, 2026 the Company's effective income tax rate differed from the federal statutory rate of 21% primarily due to the Company's non-controlling interest not being subject to income taxes and other differences between financial accounting and tax accounting.
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.
For annual periods, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying condensed consolidated statements of operations. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
The Company files U.S. federal, certain state, and foreign income tax returns. The income tax returns of the Company are subject to examination by U.S. federal, state, and foreign taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.
NOTE 9 – PAYABLE PURSUANT TO THE TAX RECEIVABLE AGREEMENT
In connection with the IPO and the Organizational Transactions, the Company entered into the TRA with the Continuing Equity Owners that provides for the payment by the Company to such Continuing Equity Owners of 85.0% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of LLC Interests for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.
During the three months ended September 30, 2026, the Company's allocable share of existing tax basis acquired in the IPO, subject to the provisions of the TRA resulted in an increase to its deferred tax assets in the amount of $45.6 million, and corresponding TRA liabilities of $50.2 million, representing 85.0% of the tax benefits due to the Continuing Equity Owners.
NOTE 10 – LEASES
The details of the Company’s operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$3,964	$2,970	$11,447	$8,539
Variable lease expense	2,320	1,480	6,552	3,506
Short-term lease expense	1,091	332	1,888	541
Total lease expense	$7,375	$4,782	$19,887	$12,586
Supplemental cash flow and other information related to operating leases for the nine months ended September 30, are as follows (in thousands):

	2026	2025
Operating cash flows from operating leases	$(11,626)	$(7,035)
Lease liabilities arising from obtaining right-of-use assets during the period	$14,102	$13,153
NOTE 11 – EQUITY
Amended and Restated Certificate of Incorporation. As discussed in Note 1, on February 6, 2026, the Company's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock; (ii) authorization of 200,000,000 shares of Class B common stock; (iii) authorization of 5,000,000 shares of preferred stock with a par value of $0.001 per share that may be issued from time to time by the Company's board of directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.
Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and their permitted transferees and the number of shares of Class B common stock held by the Continuing Equity Owners and their permitted transferees. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if a Continuing Equity Owner elects to redeem their LLC Interests in exchange for, at the Company's election, newly issued shares of Class A common stock or cash.

The Company must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
The Company's board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of September 30, 2026, no series of preferred stock have been issued.
NOTE 12 – NON-CONTROLLING INTERESTS
On July 2, 2026, as part of the Organizational Transactions, the Company acquired 26,005,508 LLC Interests from the Oaktree Blocked Fund. In connection with the IPO, the Company acquired 22,439,025 LLC Interests from ITG Parent. As of September 30, 2026, the Company owned 39.02% of ITG Parent.
The following table summarizes the effects of the changes in ownership in ITG Parent on the Company's equity (in thousands):

From July 2, 2026 through September 30, 2026
Net income attributable to non-controlling interest	$6,677
Transfers to non-controlling interests:
Increase from reallocation of non-controlling interest	227,937
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$234,614
Issuance of Additional LLC Interests. Under the ITG Parent's second amendment and restated limited liability company agreement (the "LLC Agreement"), the Company is required to cause ITG Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company must contribute to ITG Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company must cause ITG Parent to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A common stock.
Distributions for Taxes. As a limited liability company (treated as a partnership for income tax purposes), ITG Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, ITG Parent is required to distribute cash, to the extent that ITG Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of ITG Parent taxable earnings. ITG Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. There were no tax distributions made to non-controlling LLC Interests holders during the three months ended September 30, 2026.
Other Distributions. Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to ITG Parent LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the ITG Parent (including the Company) pro rata in accordance with the percentages of their respective LLC Interests.
NOTE 13 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities. The Company's restricted stock units are considered stock equivalents for this purpose.
Earnings per share is presented for the period from after the IPO on July 2, 2026 to September 30, 2026. The Company's current capital structure is not reflective of the capital structure of ITG Parent prior to the IPO and the related Organizational Transactions. Therefore, earnings per share has not been presented for the periods of the year prior to the IPO or for the three and nine months ended September 30, 2025.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the IPO and related Organizational Transactions (in thousands, except per share data):

Period from July 2, 2026 to September 30, 2026

Numerator:
Net income attributable to ITG, Inc. - basic	$3,000
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—
Net income attributable to ITG, Inc. - diluted	$3,000
Denominator:
Weighted average shares of Class A common stock outstanding - basic	$48,465
Dilutive effects of:
LLC Interests that are exchangeable to common stock	—
Unvested restricted stock units	—
Weighted average shares of Class A common stock outstanding - diluted	$48,465

Earnings per share of Class A common stock - basic	$0.06
Earnings per share of Class A common stock - diluted	$0.06
For the period from July 2, 2026 to September 30, 2026, the reallocation of net income attributable to non-controlling interest from the assumed conversion of LLC Interests has been excluded along with the dilutive effect of $75.7 million LLC Interests to the weighted average shares of Class A common stock outstanding - dilutive as it was antidilutive.
NOTE 14 – MAJOR CUSTOMERS
For the three and nine months ended September 30, 2026, one customer accounted for 30% and 33% of the Company’s revenues, respectively. Accounts receivable from that customer was 33% of total accounts receivable as of September 30, 2026. In addition, there was a second customer that accounted for 18% and 20% of the Company’s revenue for the three and nine months ended September 30, 2026, respectively, and 1% of the Company’s accounts receivable as of September 30, 2026.
For the three and nine months ended September 30, 2025, one customer accounted for 36% and 36% of the Company’s revenues, respectively. Accounts receivable from that customer was 26% of total accounts receivable as of September 30, 2025. In addition, a second customer accounted for 24% and 27% of the Company’s revenue for the three and nine months ended September 30, 2025, respectively, and 5% of the Company’s accounts receivable as of September 30, 2025.
NOTE 15 – EQUITY-BASED COMPENSATION
Pre-IPO Equity-Based Compensation. The Company accounted for equity grants to employees (Class D units) as equity-based compensation under ASC 718, Compensation—Stock Compensation. The Class D units of ITG Parent contain vesting provisions as defined in the agreement. Vested units did not forfeit upon termination and represent a residual interest. Equity-based compensation cost was measured at the estimated grant date fair value.
The Class D units issued to employees were measured at estimated fair value on the grant date based on a valuation using a Monte Carlo simulation based upon various inputs and assumptions. The Company utilized the estimated weighted average of the expected fund life dependent on various exit scenarios to estimate the expected term of the awards. Expected volatility was based on the average of historical and implied volatility of a set of comparable companies, adjusted for size and leverage. The risk-free rates were based on the yields of U.S. Treasury instruments with comparable terms. Actual results may vary depending on the assumptions applied within the model.
During the nine months ended September 30, 2026, the Company issued a total of 2,750,000 Class D units to certain employees and 2,350,483 Class D units were forfeited. The grant date fair value of these units issued was determined to be approximately $6.0 million. Equity-based compensation expense of approximately $9.7 million and $1.5 million was recorded during the three months ended September 30, 2026 and 2025, respectively. Equity-based compensation expense of approximately $12.1 million and $2.8 million was recorded during the nine months ended September 30, 2026 and 2025, respectively, and there is unrecognized compensation expense related to these units at September 30, 2026, of $5.1 million, which is expected to be recognized over a weighted-average period of 4.4 years.

On July 2, 2026, in connection with the IPO, the Company accelerated vesting on the Class D Units issued prior to December 31, 2025, and the resulting equity-based compensation expense is included in the amounts above.
During the nine months ended September 30, 2025, the Company issued no Class D units and 267,714 Class D units were forfeited.
Post IPO Equity Based Compensation
Service-based RSUs. The Company grants service-based RSUs to certain of the Company's senior executives and other employees, as well as non-employee directors, which generally vest over a period of three years, subject to the employee's continuing employment (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods). The fair values of service-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested.
A summary of service-based RSU activity during the nine months ended September 30, 2026 is as follows:

	Service-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	—	—
Granted	97,500	$16.00
Vested	20,625	$16.00
Forfeited	—	—
Unvested at September 30, 2026	76,875	$16.00

		Service-based RSUs
Total unrecognized compensation expense at September 30, 2026 (in thousands)		$1,088
Weighted-average period expected to be recognized over (years)		2.4
Additional information pertaining to service-based RSU activity is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Weighted-average grant date fair value of awards granted	$16.00	$16.00
Total fair value of awards vested (in thousands)	$330	$330
Performance-based RSUs. The Company grants performance-based RSUs to its senior executives and other key employees. The fair values of performance-based RSUs are based on a Monte Carlo simulation, which models the likelihood of reaching the performance metrics as of the grant date and takes into account volatility of the Company’s stock price and a risk-free interest rate. Performance based RSUs generally vest upon the completion of a period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals established at the beginning of the performance period.
For the performance-based RSUs, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement.
The assumptions used in calculating the grant date fair values of the Company's stock-based compensation awards reflect the Company's best estimates. Projecting the achievement level of certain performance-based awards and estimating the number of awards expected to be forfeited requires judgment. If actual results or forfeitures differ significantly from the Company's estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and the Company's results of operations could be materially impacted.

Market-based RSUs. The Company grants RSU awards to its senior executives and other key employees, which, in addition to being subject to continuing employment requirements are also subject to a market condition based on a TSR performance metric (compounded annual growth rate in the value of the Class A common stock). Depending on the Company's level of achievement against its TSR performance goals, the number of shares that ultimately vest may range from 0% to 200% of the awards originally granted.
The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied.
The assumptions used to estimate the fair value of TSR awards granted were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Expected volatility(1)	65.0%	65.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.2%	4.2%
Weighted-average grant date fair value	$19.76	$19.76
_______________
(1)Expected volatility is based on term-matched historical volatility of peer companies.
A summary of performance-based RSU activity, is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	—	—
Granted	123,750	$13.38
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2026	123,750	$13.38

		Performance-based RSUs
Total unrecognized compensation expense at September 30, 2026 (in thousands)		$1,532
Weighted-average period expected to be recognized over (years)		2.3
Additional information pertaining to performance-based RSU activity, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$13.38	$13.38
Total fair value of awards vested (in thousands)	$—	$—
Equity based compensation expense for all RSU activity was $0.5 million for the three and nine months ended September 30, 2026.
NOTE 16 – SEGMENT REPORTING
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
The following table presents selected financial information with respect to the Company’s single operating segment as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$461,528	$309,174	$1,200,083	$826,966
Cost of revenue, excluding depreciation and amortization	375,626	252,950	989,273	676,646
Selling, general and administrative	39,696	20,626	93,409	51,172
Depreciation and amortization	21,880	15,106	63,319	42,351
Change in fair value of contingent liabilities	200	1,467	2,386	1,804
Total	437,402	290,149	1,148,387	771,973
Interest expense	(19,880)	(15,920)	(57,639)	(29,665)
Other expense, net	(1,479)	(1,054)	(3,407)	(3,085)
Income (loss) before provision for income taxes	$2,767	$2,051	$(9,350)	$22,243
The measure of segment assets is reported in the Company’s condensed consolidated balance sheets.
NOTE 17 – RELATED PARTY TRANSACTIONS
The Company has a master subcontract agreement with DNA Fiber LLC ("DNA Fiber"), an entity owned by the family members of one of the minority members of ITG Parent. Under this agreement, DNA Fiber agrees to furnish labor, ancillary materials, as built drawings and necessary equipment to complete certain work order and all work incidental thereto. The Company paid $0.5 million and $1.3 million, for the three and nine months ended September 30, 2026, respectively, to DNA Fiber. The Company paid $0.2 million and $0.5 million, for the three and nine months ended September 30, 2025, respectively.
The Company from time to time, has engaged Mt State Catv, LLC ("Mt State"), which is owned by a family member of one of the minority members of ITG Parent, for subcontractor services. The Company paid $0.1 million for the nine months ended September 30, 2026 to Mt State. The Company paid $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.
The Company from time to time, has engaged Sooner Technical Services, LLC ("Sooner Technical"), owned by the family members of another minority member of ITG Parent, for subcontractor services. The Company paid $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, for these services. The Company had no transactions during the nine months ended September 30, 2026 with Sooner Technical.
The Company purchases uniform and apparel products from Celestial Threads, an entity owned by a family member of a member of the Company's management team. The Company paid $0.2 million and $0.4 million, for the three and nine months ended September 30, 2026, respectively to Celestial Threads. The Company paid $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.
In April 2025, the Company signed an Independent Contractor Agreement with Utility Solutions LLC ("Utility Solutions") whereby Utility Solutions is to provide certain services, including cable television and high-speed data installation services for the Company. One of the minority members of ITG Parent is a minority investor of Utility Solutions. The Company paid $0.3 million for the three and nine months ended September 30, 2026 for these services. The Company had immaterial transactions with Utility Solutions during the three and nine months ended September 30, 2025.
In conjunction with the initial acquisition of ITG Opco in 2021, ITG Parent and certain members of management and other related parties (the "Management Parties") entered into two agreements in which the Company could owe $10.0 million plus interest, at a rate of 8% per annum, to the Management Parties, upon a series of trigger events occurring as defined by the agreements. On June 4, 2026, the Company paid $2.9 million to certain members of the Management Parties to satisfy a portion of the liability. The fair value of this contingent liability is presented in the accompanying condensed consolidated balance sheets as $9.2 million and $11.4 million as of September 30, 2026 and December 31, 2025, respectively.

From time to time, the Company contracts with other portfolio companies controlled by Oaktree Power Opportunities Fund VI Master Holdings (Delaware), L.P. ("Oaktree Main Fund"). The Company paid $1.0 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, to these companies. For the three and nine months ended September 30, 2025 the Company paid $2.9 million and $5.0 million, respectively, to these companies.
The Company earned revenue from one portfolio company controlled by Oaktree Main Fund of $0.3 million, for the three and nine months ended September 30, 2026. As of September 30, 2026, the Company had a receivables balance of $0.3 million, due from this portfolio company.
The Company had a property lease with an entity that is owned by certain of the minority members of ITG Parent. The Company paid $0.1 million and $0.3 million to the related entity for this lease during the three and nine months ended September 30, 2025, respectively. The Company had no expenses in 2026, prior to the sale of the property during the three months ended March 31, 2026.
NOTE 18 – COMMITMENTS AND CONTINGENCIES
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
NOTE 19 – SUBSEQUENT EVENTS
The date through which subsequent events have been evaluated is November 10, 2026. The financial statements were available to be issued at that time. The Company has identified no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

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
This section contains the presentation of Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS, which are not presented in accordance with GAAP. Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS are being presented because they provide the Company and investors with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS to be substitutes for any GAAP financial information. Investors should use Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion in conjunction with net income (loss), Adjusted Net Income in conjunction with net income (loss) attributable to ITG, Inc. and Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS in conjunction with weighted average shares outstanding and earnings per share. Reconciliations of Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion to net income (loss), the most comparable GAAP measure to each, respectively, of Adjusted Net Income to net income (loss) attributable to ITG, Inc., the most comparable GAAP measure, and of Adjusted Diluted Weighted Average Shares Outstanding to weighted average shares outstanding, the most comparable GAAP measure, are provided in “—Non-GAAP Financial Measures.”
Unless otherwise stated or unless the context otherwise requires, references in this Quarterly Report to the “Company" and "we," "us" and "our" refer to ITG Inc. ("ITG" or the "Corporation") and its consolidated subsidiaries subsequent to ITG's initial public offering and the related organizational transactions undertaken in connection therewith, as described in more detail herein, and to ITG Parent, LLC ("ITG Parent"), the predecessor entity, and its consolidated subsidiaries prior to ITG's initial public offering and the related organizational transactions.
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
2026 Acquisitions
During 2026, we acquired certain operations and assets from the following businesses: (i) an immaterial acquisition in April; (ii) in August certain operations and assets from Full Circle Fiber Intermediate LLC. After being acquired by us, these operations generated $22.2 million and $25.0 million, during the three and nine months ended September 30, 2026, respectively.
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
After being acquired by us, these operations generated incremental revenues of approximately $122.3 million and $292.3 million, during the three and nine months ended September 30, 2026, respectively.
For more information regarding these acquisitions, see Note 2 — Business Combinations in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Initial Public Offering. On July 2, 2026, the Company completed an initial public offering (“IPO”) of 22,439,025 shares of Class A common stock at a public offering price of $16.00 per share. From the IPO, the Corporation received $339.3 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 22,439,025 common units of membership interest of ITG Parent ("LLC Interests"), and ITG Parent primarily utilized the net proceeds it received from the sale of LLC Interests to the Corporation to repay borrowings under its revolving credit facility and term loan facility. The Company is the indirect sole managing member of ITG Parent and indirectly owns 39.02% of the economic interests of ITG Parent. Accordingly, the Corporation consolidates the financial results of ITG Parent (including ITG Communications LLC ("ITG Opco)) and reports non-controlling interest in the Corporation's consolidated financial statements related to the LLC Interests held by the Corporation's Class B common stockholders ("Continuing Equity Owners").
Organizational Transactions. Prior to the closing of the IPO, the Company and ITG Parent completed a series of transactions (the "Organizational Transactions"), including the following:
•the limited liability company agreement of ITG Parent was amended and restated to, among other things, (i) provide for a new single class of common units of membership interest in ITG Parent, (ii) exchange all of the then existing membership interests of the equity holders of ITG Parent for LLC Interests and (iii) appoint ITG Intermediate as the sole managing member of ITG Parent;
•the Company's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 75,712,686 shares of Class B common stock to the Continuing Equity Owners;
•the acquisition, by merger, of Oaktree Blocked Fund for which the Company issued 26,005,508 shares of Class A common stock as merger consideration. Following the completion of the Organizational Transactions, the Company indirectly owned 25.57% of ITG Parent. See Note 1 — "Organitzation and Summary of Significant Accounting Policies" in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Customer Relationships and Contractual Arrangements
We have established relationships with many of the largest national digital infrastructure and other utility providers, including local and regional operators, hyperscalers, and other private and public utilities. Our customer base is highly concentrated, with our top two customers accounting for approximately 53% and 63% of our total revenues during the nine months ended September 30, 2026 and 2025, respectively and 48% and 60% for the three months ended September 30, 2026 and 2025, respectively.
The following reflects the percentage of total revenues from customers who contributed at least 10% to our total revenues during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Comcast Corporation	30%	36%	33%	36%
Charter Communications, Inc.	18%	24%	20%	27%
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
Revenue. We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures, such as units delivered or milestones completed, are utilized to assess progress against specific contractual performance obligations for a portion of our services. For a majority of our services, revenue is recognized at a point in time as it is dependent upon successful completion of the performance obligations in the contract.
Costs of Revenue. Costs of earned revenues include all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation), fuel, direct materials, costs of insuring our risks, and other direct costs.
Selling, General and Administrative. Selling, general and administrative expenses primarily consist of employee compensation and related expenses, including performance-based compensation and equity-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management perform substantially all of our sales and marketing functions as part of their management responsibilities.
Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which we amortize on a straight-line basis over their estimated useful lives.
Change in Fair Value of Contingent Liabilities. The change in fair value of contingent liabilities consists of changes in the estimated amounts recorded for future payments for certain acquisitions.
Interest Expense. Interest expense consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations and the amortization of debt issuance costs.
Non-GAAP Financial Measures
We present non-GAAP performance measures as we believe it is appropriate for investors to consider adjusted financial measures in addition to results in accordance with GAAP. Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income, and Adjusted Diluted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use: (i) Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS as factors in evaluating management’s performance when determining incentive compensation; (ii) to evaluate the effectiveness of our business strategies; and (iii) because our Credit Agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.
Among other limitations, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS differently than we do, which limits their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Free Cash Flow Conversion, Adjusted Net Income and Adjusted Diluted EPS on a supplemental basis. You should review the reconciliation of net income (loss) to Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion, the reconciliation of net income (loss) attributable to ITG, Inc. to Adjusted Net Income and the reconciliation of weighted average shares outstanding to Adjusted Diluted Weighted Average Shares Outstanding below and not rely on any single financial measure to evaluate our business.
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
•Adjusted EBITDA Margin – We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
•Free Cash Flow – We define Free Cash Flow as Adjusted EBITDA minus capital expenditures.
•Free Cash Flow Conversion – We define Free Cash Flow Conversion as Free Cash Flow divided by Adjusted EBITDA.
•Adjusted Net Income – We define Adjusted Net Income as net income (loss) attributable to ITG, Inc. plus or minus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) Adjustment to the provision for income tax, (iii) amortization of intangibles, (iv) amortization / write off of discounts and deferred financing costs, (v) equity-

based compensation, (vi) ,transaction costs, (vii) restructuring, integration, and business optimization costs, (viii) change in fair value of contingent liabilities, and (ix) tax impact of adjustments.
•Adjusted Diluted EPS – We define Adjusted Diluted EPS as Adjusted Net Income divided by adjusted diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding shares of Class B common stock for Class A common stock as of the beginning of the earliest period presented.
The following table reconciles net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA and Free Cash Flow, and calculations of Adjusted EBITDA Margin and Free Cash Flow Conversion as follows (in thousands, except percentages):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$528	$827	$(10,842)	$14,006
Interest expense, net	19,880	15,920	57,639	29,665
Income tax expense (benefit)	2,239	1,224	1,492	8,237
Depreciation expense	13,604	7,964	38,548	21,004
Amortization of intangibles	8,276	7,142	24,771	21,347
Other expenses, net	1,479	1,054	3,407	3,085
Equity-based compensation	10,300	1,480	12,639	2,751
Transaction costs(1)	1,292	1,818	5,331	3,438
Restructuring, integration, and business optimization costs(2)	6,744	437	17,730	4,479
Change in fair value of contingent liabilities(3)	200	1,467	2,386	1,804
Adjusted EBITDA	$64,542	$39,333	$153,101	$109,816
Adjusted EBITDA Margin	14.0%	12.7%	12.8%	13.3%
Purchase of property and equipment	$1,792	$13,146	$17,761	$41,773
Free Cash Flow	$62,750	$26,187	$135,340	$68,043
Free Cash Flow Conversion	97.2%	66.6%	88.4%	62.0%
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

Adjusted Net Income
Adjusted Net Income is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted Net Income to evaluate the effectiveness of our business strategies.

The table below reconciles net income (loss) attributable to ITG, Inc. (the most directly comparable GAAP measure) to Adjusted Net Income (a non-GAAP measure) as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to ITG, Inc.	$(6,149)	$827	$(17,519)	$14,006
Net income (loss) impact from pro forma conversion of Class B common stock to Class A common stock(1)	6,677	—	6,677	—
Adjustment to the provision for income tax(2)	(1,665)	—	(1,665)	—
Tax effected net (loss) income	(1,137)	827	(12,507)	14,006
Amortization of intangibles	8,276	7,142	24,771	21,347
Amortization / write off of discounts and deferred financing costs	7,456	1,661	9,885	2,266
Equity-based compensation	10,300	1,480	12,639	2,751
Transaction costs(3)	1,292	1,818	5,331	3,438
Restructuring, integration, and business optimization costs(4)	6,744	437	17,730	4,479
Change in fair value of contingent liabilities(5)	200	1,467	2,386	1,804
Tax impact of adjustments(6)	(5,604)	(2,305)	(13,271)	(7,006)
Adjusted Net Income	$27,527	$12,527	$46,964	$43,085
_______________
(1)Reflects net income to shares of Class A common stock from pro forma exchange of corresponding shares of our Class B common stock held by the Continuing Equity Owners (as defined in Note 1, "Organization and Summary of Significant Accounting Policies" of the Notes to the Condensed Consolidated Financial Statements).
(2)The Company is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of ITG. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Company owns 100% of the ITG LLC Interests.
(3)Represents professional, legal and advisory fees incurred in connection with acquisitions completed during the presented period.
(4)Represents non-recurring expenses associated with the restructuring of management positions, start-up costs for new markets and service offerings and exiting locations that we do not expect will impact the go forward operations of the business.
(5)Represents non-recurring earnout amounts accrued to certain sellers in connection with the acquisitions completed during the presented period.
(6)Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The effective income tax rate for Adjusted Net Income used for the periods presented is 24.9%, including a 3.9% for state and local taxes (net of federal benefit).
Adjusted Diluted EPS
Adjusted Diluted EPS is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted Diluted EPS because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
In addition, we use Adjusted Diluted EPS (i) in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
The table below reconciles weighted average shares outstanding (the most directly comparable GAAP measure) to Adjusted Diluted Weighted Average Shares Outstanding as follows (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except per share)
Weighted average shares of Class A common stock outstanding - basic	48,465	N/A(2)	48,465	N/A(2)
Assumed exchange of Class B common stock to Class A common stock	75,713	N/A(2)	75,713	N/A(2)
Dilutive effect of restricted stock units	—	N/A(2)	—	N/A(2)
Adjusted diluted weighted average shares outstanding	124,178	N/A(2)	124,178	N/A(2)

Adjusted Net Income(1)	$27,527	N/A(2)	$46,964	N/A(2)
Adjusted Diluted EPS	$0.22	N/A(2)	$0.38	N/A(2)
_______________
(1)Reflects Adjusted Net Income for the full period presented.
(2)This Non-GAAP measure is not applicable for this period, as the Organizational Transactions had not yet occurred.
Results of Operations
The following tables set forth our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands). We have derived this data from our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly

Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Increase / Decrease	% Change	2026	2025	Increase / Decrease	% Change
Revenue	$461,528	$309,174	$152,354	49.3%	$1,200,083	$826,966	$373,117	45.1%
Cost of revenue, excluding depreciation and amortization	375,626	252,950	122,676	48.5%	989,273	676,646	312,627	46.2%
Selling, general and administrative	39,696	20,626	19,070	92.5%	93,409	51,172	42,237	82.5%
Depreciation and amortization	21,880	15,106	6,774	44.8%	63,319	42,351	20,968	49.5%
Change in fair value of contingent liabilities	200	1,467	(1,267)	(86.4)%	2,386	1,804	582	32.3%
	437,402	290,149	147,253	50.8%	1,148,387	771,973	376,414	48.8%
Interest expense	(19,880)	(15,920)	(3,960)	24.9%	(57,639)	(29,665)	(27,974)	94.3%
Other expense, net	(1,479)	(1,054)	(425)	40.4%	(3,407)	(3,085)	(322)	10.4%
Income (loss) before provision for income taxes	2,767	2,051	716	34.9%	(9,350)	22,243	(31,593)	(142.0)%
Provision for income taxes	2,239	1,224	1,015	82.9%	1,492	8,237	(6,745)	(81.9)%
Net income (loss)	528	827	(299)	(36.2)%	(10,842)	14,006	(24,848)	(177.4)%
Less: net income attributable to non-controlling interests	6,677	—	6,677	n/m	6,677	—	6,677	n/m
Net income (loss) attributable to ITG, Inc.	$(6,149)	$827	$(6,976)	(843.5)%	$(17,519)	$14,006	$(31,525)	(225.1)%
Comparison for the Three Months Ended September 30, 2026 and 2025
Revenue
Revenue was $461.5 million during the three months ended September 30, 2026 compared to $309.2 million during the three months ended September 30, 2025. Revenue from businesses acquired in 2026 and 2025 were $145.1 million during the three months ended September 30, 2026. Acquired revenue represents revenue from acquired businesses that were not owned for the entire three months ended September 30, 2025.
Excluding amounts generated by the acquired businesses, revenue increased by $7.3 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as a result of the expansion of organic volume growth and geographic expansion across our E&M and Infrastructure Deployment service lines.
Costs of Revenue
Costs of revenue increased to $375.6 million, or 81.4% of revenue, during the three months ended September 30, 2026 compared to $253.0 million, or 81.8% of revenue, during the three months ended September 30, 2025. The primary components of the increase were a $95.4 million aggregate increase in direct labor and subcontractor expense to support the revenue growth, a $4.1 million increase in supplies and materials, a $3.2 million increase in fuel and vehicle maintenance costs and a $10.4 million increase in other direct costs that are generally passed through to the customer.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $39.7 million, or 8.6% of revenue, during the three months ended September 30, 2026 compared to $20.6 million, or 6.7% of revenue, during the three months ended September 30, 2025. The increase in selling, general and administrative expenses primarily resulted from a $0.4 million increase in legal and professional fees primarily as a result of the increase in the growth of the Company, $8.1 million increase in personnel costs due to increased employees to support our growth from acquisitions, $8.8 million in increased equity-based compensation expense primarily due to accelerated vesting of certain ITG Parent units in connection with the IPO and additional grants and $2.0 million from software maintenance costs.
Depreciation and Amortization
Depreciation expense was $13.6 million, or 2.9% of revenue, during the three months ended September 30, 2026, compared to $8.0 million, or 2.6% of revenues, during the three months ended September 30, 2025. The increase in depreciation expense during the three months ended September 30, 2026 was primarily due to the property and equipment acquired in business combinations. Amortization expense was $8.3 million and $7.1 million during the three months ended September 30, 2026 and 2025, respectively. The increase in amortization expense during the three months ended September 30, 2026 is due to the increase in amortizing intangibles from acquired businesses.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities decreased to $0.2 million during the three months ended September 30, 2026 from $1.5 million during the three months ended September 30, 2025.
Interest Expense
Interest expense increased to $19.9 million during the three months ended September 30, 2026 from $15.9 million during the three months ended September 30, 2025 primarily as a result of the write off of $6.3 million of debt issuance costs related to the $229.0 million paydown in July 2026, offset by a decrease due to the lower outstanding borrowings from the paydown.
Other Expense, Net
Other expense, net was $1.5 million and $1.1 million during the three months ended September 30, 2026 and 2025, respectively.
Provision for Income Taxes
The following table presents our provision for income taxes and effective income tax rate for the three months ended September 30, (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Provision for income taxes	$2,239	$1,224
Effective income tax rate	80.9%	59.7%
Our effective income tax rate differs from the statutory rate primarily due to the income tax expense from states where work was performed offset by net income attributable to non-taxable entities.
Net Income
As a result of the factors discussed above, our net income decreased by $0.3 million to $0.5 million for the three months ended September 30, 2026 as compared to net income of $0.8 million for the three months ended September 30, 2025.
Comparison for the Nine Months Ended September 30, 2026 and 2025
Revenue
Revenue was $1,200.1 million for the nine months ended September 30, 2026 compared to $827.0 million for the nine months ended September 30, 2025. Revenue from businesses acquired in 2026 and 2025 were $317.2 million during the nine months ended September 30, 2026. Acquired revenue represents revenue from acquired businesses that were not owned for the full nine months ended September 30, 2025.
Excluding amounts generated by the acquired businesses, revenue increased by $55.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as a result of the expansion of organic volume growth and geographic expansion across our E&M and Infrastructure Deployment service lines.
Costs of Revenue
Costs of revenue increased to $989.3 million, or 82.4% of revenue, during the nine months ended September 30, 2026 compared to $676.6 million, or 81.8% of revenue, during the nine months ended September 30, 2025. The primary components of the increase were a $235.2 million aggregate increase in direct labor and subcontractor expense to support the revenue growth, a $8.8 million increase in supplies and materials, a $9.4 million increase in fuel and vehicle maintenance costs and a $37.1 million increase in other direct costs that are generally passed through to the customer.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $93.4 million, or 7.8% of revenue, during the nine months ended September 30, 2026 compared to $51.2 million, or 6.2% of revenue, during the nine months ended September 30, 2025. The increase in total selling, general and administrative expenses primarily resulted from a $2.8 million increase in legal and professional fees primarily to support the administrative growth, $22.3 million due to increased personnel costs from increased employees to support our growth from acquisitions, $9.9 million in increased equity-based compensation expense primarily due to accelerated vesting of certain ITG Parent units in connection with the IPO and additional equity grants and $5.8 million from software maintenance costs.
Depreciation and Amortization
Depreciation expense was $38.5 million, or 3.2% of revenue, during the nine months ended September 30, 2026, compared to $21.0 million, or 2.5% of revenue, during the nine months ended September 30, 2025. The increase in depreciation expense was primarily due to the property and equipment acquired in business combinations. Amortization expense was $24.8 million and $21.3 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in amortization expense during 2026 is due to the increase in amortizing intangibles from acquired businesses.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities to $2.4 million during the nine months ended September 30, 2026 from $1.8 million during the nine months ended September 30, 2025 was due to the increase in contingent liabilities from acquisitions.
Interest Expense
Interest expense increased to $57.6 million during the nine months ended September 30, 2026 from $29.7 million during the nine months ended September 30, 2025 primarily as a result of higher outstanding borrowings over the comparative periods as well as the write off of $6.3 million of debt issuance costs in July 2026 associated with the $229.0 million paydown.
Other Expense, Net
The change in other expense, net during the nine months ended September 30, 2026 to $3.4 million from $3.1 million during the nine months ended September 30, 2025 was not significant.
Provision for Income Taxes
The following table presents our provision for income taxes and effective income tax rate for September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Provision for income taxes	$1,492	$8,237
Effective income tax rate	(16.0%)	37.0%
Our effective income tax rate differs from the statutory rate primarily due to the income tax expense from states where work was performed offset by net income attributable to non-taxable entities.
Net Income
As a result of the factors discussed above, our net income decreased by $24.8 million, or 177%, from a net income of $14.0 million during the nine months ended September 30, 2025 as compared to a net loss of $10.8 million for the nine months ended September 30, 2026.
Liquidity and Capital Resources
The following table shows our cash flows from operating activities, investing activities and financing activities (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(89,398)	$26,893
Net cash used in investing activities	$(34,535)	$(90,820)
Net cash provided by financing activities	$120,374	$74,973
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
As of September 30, 2026, our cash and cash equivalents were $0.2 million.
As of September 30, 2026, we had outstanding borrowings of $422.8 million under our Credit Agreement, dated as of July 9, 2025, with Banco Santander, S.A., New York Branch, as administrative agent, U.S. Bank National Association, as collateral agent, and the lenders and letter of credit issuers party thereto from time to time (our "Credit Agreement"), and $77.0 million outstanding under the revolving credit facility provided for under our Credit Agreement (the "Revolving Credit Facility"). As of September 30, 2026, there was approximately $8.8 million in letters of credit outstanding and approximately $99.2 million available for borrowing under the Revolving Credit Facility.
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
Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $89.4 million. Changes in working capital (excluding cash) used $177.3 million of operating cash flow during the nine months ended September 30, 2026. Working capital changes that used operating cash flow during the nine months ended September 30, 2026 included an increase in contract assets of $147.7 million, an increase in prepaid and other current assets of $13.0 million, a decrease in operating lease liabilities of $11.6 million, an increase in accounts receivable of $32.9 million and a $3.0 million payment of contingent liabilities. Working capital changes that provided operating cash flow during the nine months ended September 30, 2026 included an increase in accounts payable and accrued expenses of $31.0 million.
During the nine months ended September 30, 2025, net cash provided by operating activities was $26.9 million. Changes in working capital (excluding cash) used $39.9 million of operating cash flow during the nine months ended September 30, 2025. Working capital changes that used operating cash flow during the nine months ended September 30, 2025 included an increase in contract assets of $30.5 million, an increase in accounts receivable of $18.2 million and a decrease in operating lease liabilities of $7.0 million. Working capital changes that provided cash flow during the nine months ended September 30, 2025 included an increase in accounts payable and accrued expenses of $16.8 million.
The primary non-cash items in cash flows from operating activities during the current and prior periods are depreciation, amortization of intangible assets, non-cash lease expense, equity-based compensation, amortization of debt issuance costs, deferred income taxes, gain or loss on sale of fixed assets and change in fair value of the contingent liabilities, net of payments.
Investing Activities
Net cash used in investing activities was $34.5 million during the nine months ended September 30, 2026. Capital expenditures of $17.8 million were for the replacement of certain vehicles and equipment used for new work opportunities. Additionally, the Company paid cash of $18.4 million related to the acquisition of the assets of an entity. Proceeds from sale of assets were $1.7 million.
Net cash used in investing activities was $90.8 million during the nine months ended September 30, 2025. Capital expenditures of $41.8 million were for the replacement of certain vehicles and equipment used for new work opportunities. Additionally, the Company paid cash of $50.9 million related to the acquisitions. Proceeds from sale of assets were $1.9 million.
Financing Activities
Net cash provided by financing activities was $120.4 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, borrowings under our Revolving Credit Facility were a net of $47.0 million. We repaid $237.3 million of borrowings outstanding under the Credit Agreement. In addition, we repaid approximately $25.8 million of our equipment loans and borrowed an additional $19.1 million of equipment loans. Payments made toward amounts due under previous acquisitions, for finance leases and distributions to members totaled $7.7 million.

Net cash provided by financing activities was $75.0 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we repaid $291.7 million of payments under our previous credit agreement and borrowed an additional $617.8 million under a new credit facility. In addition, we made distributions of $226.0 million to ITG Parent's members. We borrowed $30.8 million to purchase certain equipment and repaid $11.2 million for our equipment loans. Other uses of cash included payments of $15.0 million due to sellers from acquisitions, $7.1 million for the repurchase of ITG Parent Class D units from certain holders and $22.2 million for debt costs.
Next Twelve Month Backlog
The following sets forth our Next Twelve Month ("NTM") Backlog as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026	As of December 31, 2025
NTM Backlog	$1,538,731	$1,330,664
Our NTM Backlog represents the estimated amount of revenue we expect to realize from services to be performed pursuant to master service agreements ("MSAs") and other contractual arrangements over the next 12 months. Our management estimates of NTM Backlog are based on contract values, customer-provided schedules/general timing guidelines, historical activity levels, and management’s understanding of the scope and timing of expected work.
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
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations"—“Critical Accounting Estimates” beginning on page 108 of the Prospectus. There have been no material changes to these estimates during the nine-month period ended September 30, 2026, except as noted below.
Payable Pursuant to the Tax Receivable Agreement
As described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report, we are a party to the Tax Receivable Agreement (“TRA”) under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of the benefits, if any, that we are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of September 30, 2026, we recognized $50.2 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related to the benefits not expected to be utilized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures or in our risk management policies as disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"—Quantitative and Qualitative Disclosures about Market Risk on page 109 of the Prospectus.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Note 18, Commitments and Contingencies in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document

3.1*
Amended and Restated Certificate of Incorporation of ITG, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

3.2*	Amended and Restated Bylaws of ITG, Inc., incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

4.1*	Stockholders Agreement, dated July 2, 2026, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

4.2*
Registration Rights Agreement, dated July 2, 2026 incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

10.1†*
Second Amended and Restated Limited Liability Company Agreement of ITG Parent, LLC dated as of July 1, 2026, by and among the Company and the other signatories party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2026.

10.2*
Tax Receivable Agreement, dated as of July 1, 2026, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

10.3*	ITG, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

10.4†*
Form of Restricted Stock Unit Grant Notice and Award Agreement incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

10.5†*
Form of Performance Restricted Stock Unit Grant Notice and Award Agreement, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 6, 2026.

10.6†*
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

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

ITG, Inc.

Date:	November 10, 2026	By:	/s/ Andrew D. Parrott
Andrew D. Parrott
Chief Executive Officer and Director

Date:	November 10, 2026	By:	/s/ Christopher H. Mecray
Christopher H. Mecray
Chief Financial Officer and Principal Accounting Officer